Form 10QSB
period 2002-03-31
STAR COMPUTING LTD
filed 2002-05-17
CIK 1164155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          ------------------    ----------------

Commission File Number:  000-49692


                             Star Computing Limited
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               88-0504050
------                                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


     16400 Pacific Coast Highway, Suite 100, Sunset Beach, California 90742
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (562) 592-2280
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2002, there were 1,500,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------


                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------
                                      INDEX
                                      -----


Financial Statements                                                    Page
                                                                        ----

  Condensed Balance Sheet as of March 31, 2002                           3

  Condensed Statements of Operations for the three month
  ended March 31, 2002 and the period July 16, 2001
 (inception) through March 31, 2002                                      4

  Condensed Statements of Cash Flows for the three months
  ended March 31, 2002 and the period July 16, 2001 (inception)          5
  through March 31, 2002

  Notes to Condensed Financial Statements                                6

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          ----------------------------
                             CONDENSED BALANCE SHEET
                             -----------------------
                                 MARCH 31, 2002
                                 --------------
                                   (unaudited)
                                   -----------


                                     ASSETS
                                     ------
ASSETS
   Cash                                                           $      11,536
   Prepaid expenses                                                      10,440
                                                                  -------------
     Total current assets                                                21,976
                                                                  -------------
PROPERTY AND EQUIPMENT
   Computer equipment                                                       400
   Less: accumulated depreciation                                           (55)
                                                                  -------------
     Total property and equipment                                           345
                                                                  -------------
       Total assets                                               $      22,321
                                                                  =============

                       LIABILITY AND STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITY
   Accounts payable                                               $       7,096
                                                                  -------------
     Total current liability                                              7,096
                                                                  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     1,500,000 shares issued and outstanding                              1,500
   Additional paid-in capital                                            31,823
   Deficit accumulated during development stage                         (18,098)
                                                                  -------------
       Total stockholders' equity                                        15,225
                                                                  -------------
         Total liabilities and stockholders' equity               $      22,321
                                                                  =============



       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)



                                                                                           July 16, 2001
                                                                          Three Months        (inception)
                                                                             Ended             Through
                                                                         March 31, 2002     March 31, 2002
                                                                        ---------------    ---------------
COMMISSION REVENUES                                                     $           ---    $           200

GENERAL AND ADMINISTRATIVE EXPENSE                                               12,428             18,298
                                                                        ---------------    ---------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                          (12,428)           (18,098)

PROVISION FOR INCOME TAXES                                                          ---                ---
                                                                        ---------------    ---------------
NET LOSS                                                                $       (12,428)   $       (18,098)
                                                                        ===============    ===============
BASIC LOSS PER SHARE                                                    $          (.01)   $          (.01)
                                                                        ===============    ===============
DILUTIVE LOSS PER SHARE                                                 $          (.01)   $          (.01)
                                                                        ===============    ===============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                              1,500,000          1,414,474
                                                                        ===============    ===============






       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                             -----------------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                                                     July 16, 2001
                                                                                  Three Months         (inception)
                                                                                     Ended              Through
                                                                                 March 31, 2002      March 31, 2002
                                                                                 ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (12,428)    $       (18,098)
   Adjustments  to  reconcile  net  loss to net  cash  used in  operating activities
     Goods and  services  provided in  exchange  for  additional  paid-in
       capital                                                                               750               3,323
     Depreciation expense                                                                     32                  55
     Changes in operating assets and liabilities
       Prepaid expenses                                                                       60             (10,440)
       Accounts payable                                                                    7,096               7,096
                                                                                 ---------------     ---------------
         Net cash used in operating activities                                            (4,490)            (18,064)
                                                                                 ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                                            ---                (400)
                                                                                 ---------------     ---------------
         Net cash used in investing activities                                               ---                (400)
                                                                                 ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                  ---              30,000
                                                                                 ---------------   -----------------
         Net cash provided by financing activities                                           ---              30,000
                                                                                 ---------------     ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                          (4,490)             11,536
CASH AND CASH EQUIVALENTS, beginning of period                                            16,026                 ---
                                                                                 ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                                         $        11,536     $        11,536
                                                                                 ===============     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $           ---     $           ---
   Cash paid during the period for income taxes                                  $           ---     $           ---

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the three months ended March 31, 2002, the Company recorded rent expense of $750 as additional paid-in capital for services provided by a stockholder.
   During the period July 16, 2001 (inception) through March 31, 2002, the
     Company recorded additional paid-in capital of $3,323 for rent of $2,500 and incorporation expenses of $823.




       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2002
                                 --------------






NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the result of operations for Star Computing Limited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Star Computing Limited's Amended Registration Statement for Small Business Issuers on Form SB-2/A for the period July 16, 2001 (inception) through December 31, 2001 filed with the Securities and Exchange Commission (SEC) on March 6, 2002.

         Star Computing Limited (the "Company") is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on July 16, 2001.

         The Company was formed with the intention of acting as a broker for refurbished and closeout deals of consumer related computer hardware including desktops, notebooks, monitors, modems, servers, storage, memory, etc. from a wide range of manufacturers.

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $18,000 at March 31, 2002. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the three months ended March 31, 2002 and the period July 16, 2001 (inception) through March 31, 2002 consist of:


                                                                                             July 16, 2001
                                                                          Three Months        (inception)
                                                                             Ended              Through
                                                                       March 31, 2002        March 31, 2002
                                                                        ----------------    ----------------
         Federal taxes (deferred) capitalized start-up costs
         for tax purposes
                                                                        $         (2,700)   $         (3,600)
         Change in valuation account                                               2,700               3,600
                                                                        ----------------    ----------------

                                                                        $            ---    $            ---
                                                                        ================    ================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2002 are as follows:

         Deferred income taxes
             Capitalized start-up costs for tax purposes                                    $          3,600
             Valuation allowance                                                                      (3,600)
                                                                                            ----------------

                                                                                            $            ---
                                                                                            ================

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of March 31, 2002.

         The Company has federal and state net operating loss carryforwards of approximately $6,000 which if not utilized will expire at various times through 2021. The Company's tax reporting year end is December 31st. If the Company has net operating loss carryforwards from operations for the year ended December 31, 2002 it will expire in 2022. For income tax purposes, only a portion of the net operating loss can be utilized in any given year if the Company that has generated the loss has more than fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company has recorded incorporation and rent fees of $823 and $2,500, respectively, at March 31, 2002. These services were paid for by the Company's president. The president has waived reimbursement of the incorporation and rent fees paid for and has considered them as additional paid-in capital.


Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We sell refurbished and closeout models of consumer-related computer hardware, including desktops, notebooks, monitors, modems, servers, and storage and memory from various manufacturers. We plan to serve as the intermediary between manufacturers wishing to dispose of miscellaneous hardware items, such as returns or closeout items, and businesses and consumers wishing to purchase computer hardware at discount prices.

We currently serve as a broker of goods sold in lot quantities, primarily, used and refurbished consumer computer components and systems. For example, when a computer manufacturer or retailer ends the production or sales of the current line of a computer system, we serve as the middleman finding buyers of these unsold closeout items. Additionally, we seek to match buyers and sellers of refurbished computer components or systems. In this scenario, where a computer system is purchased by a consumer or business, and then returned for an operational or other problem, the retailer is either unable or unwilling to market the repaired and refurbished component or system. At that point, we serve as clearinghouse for such items, wherein potential buyers can shop for computer components and systems at potentially large discounts from the original selling price of the item. We do not propose to warehouse inventory, but rather, serve as a channel for transactions between interested parties.

For the three month period ended March 31, 2002.
------------------------------------------------

Liquidity and Capital Resources. We had cash of $11,536 as of March 31, 2002. We also had $10,440 in prepaid expenses as of March 31, 2002, making our total current assets $21,976. We also had $400 in property and equipment, less accumulated depreciation of $55, for a net value of $345. Therefore, our total assets as of March 31, 2002 were $22,321. We believe that our available cash is sufficient to pay our day-to-day expenditures. In March 2002, our registration statement on Form SB-2 to register 2,500,000 shares of common stock to be offered for sale by us at $0.06 per share was declared effective by the SEC. As of May 15, 2002, we have not sold any shares of common stock. We hope to sell shares in the near future, although we cannot guaranty that we will be able to sell those shares.

As of March 31, 2002, our current liabilities were $7,096, which were represented solely by accounts payable. We had no other long term liabilities, commitments or contingencies.

Results of Operations.

Revenues. We realized no revenues during the three month period ended March 31, 2002. We anticipate that our ability to generate revenues will increase significantly if we develop additional relationships with third party providers of components, systems and maintenance and repair products and services.

Operating Expenses. For the three month period ended March 31, 2002, our total expenses were approximately $12,428, all of which were general and administrative expenses. Therefore, our net loss for the three month period ended March 31, 2002, was approximately $12,428.

Our Plan of Operation for the Next Twelve Months. We generated commission revenues of approximately $200 since our inception on July 16, 2001. We anticipate that we will generate more significant revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must increase our product offerings and market and promote our products. We must also obtain additional suppliers and customers to increase our supplier and customer base. We currently market our business primarily through referrals. Our president, Larry S. Poland, had a large foundation of business relationships and a strong reputation in the industry, which we believe has been transferred to us. We believe that referrals will continue to comprise a majority of our business. However, our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

We have cash of $11,536 and prepaid expenses of $10,440 as of March 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we may need to raise additional capital to conduct further marketing activities and expand our operations to the point at which we are able to operate profitably.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------
None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Star Computing Limited
                                             a Nevada corporation



May 16, 2002                        By:      /s/ Larry S. Poland
                                             ---------------------------------
                                             Larry S. Poland
                                    Its:     President, Treasurer, Director