Form 10QSB
period 2002-06-30
STAR COMPUTING LTD
filed 2002-08-19
CIK 1164155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    -----------------

Commission File Number:  000-49692


                             Star Computing Limited
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               88-0504050
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     16400 Pacific Coast Highway, Suite 100, Sunset Beach, California 90742
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (562) 592-2280
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2002, there were 2,741,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                                      INDEX
                                      -----


                                                                            Page
Financial Statements                                                        ----

    Condensed Balance Sheet as of June 30, 2002

    Condensed Statements of Operations for the three months and six months ended June 30, 2002 and the period July 16, 2001 (inception) through June 30, 2002

    Condensed Statements of Cash Flows for the six months ended June 30, 2002 and the period July 16, 2001 (inception) through June 30, 2002

    Notes to Condensed Financial Statements

                             STAR COMPUTING LIMITED
                             ----------------------

                          (A Development Stage Company)
                          -----------------------------

                             CONDENSED BALANCE SHEET
                             -----------------------

                                  JUNE 30, 2002
                                  -------------

                                   (unaudited)
                                    ----------

                                     ASSETS
                                     ------

ASSETS
   Cash                                                       $         63,098
                                                              ----------------

     Total current assets                                               63,098
                                                              ----------------

PROPERTY AND EQUIPMENT
   Computer equipment, net of accumulated depreciation of $88            1,004
                                                              ----------------

     Total property and equipment                                        1,004
                                                              ----------------

       Total assets                                           $         64,102
                                                              ================

                       LIABILITY AND STOCKHOLDERS' EQUITY
                       ----------------------------------

CURRENT LIABILITY
   Accounts payable                                           $          6,368
                                                              ----------------

     Total current liability                                             6,368
                                                              ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     1,500,000 shares issued and outstanding                             1,500
   Common stock subscribed but not issued, 1,036,000 shares              1,036
   Additional paid-in capital                                           89,354
   Deficit accumulated during development stage                        (34,156)
                                                              ----------------

       Total stockholders' equity                                       57,734
                                                              ----------------

         Total liabilities and stockholders' equity           $         64,102
                                                              ================





       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)


                                                                                   July 16, 2001
                                           Three Months         Six Months          (Inception)
                                               Ended               Ended              Through
                                           June 30, 2002       June 30, 2002       June 30, 2002
                                          ---------------     ---------------     ---------------
COMMISSION REVENUES                       $           ---     $           ---     $           200

GENERAL AND ADMINISTRATIVE EXPENSE                 16,058              28,486              34,356
                                          ---------------     ---------------     ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (16,058)            (28,486)            (34,156)

PROVISION FOR INCOME TAXES                            ---                 ---                 ---
                                          ---------------     ---------------     ---------------

NET LOSS                                  $       (16,058)    $       (28,486)    $       (34,156)
                                          ===============     ===============     ===============


BASIC LOSS PER SHARE                      $         (0.01)    $         (0.02)    $         (0.02)
                                          ===============     ===============     ===============

DILUTIVE LOSS PER SHARE                   $         (0.01)    $         (0.02)    $         (0.02)
                                          ===============     ===============     ===============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                              1,500,000           1,500,000           1,438,871
                                          ===============     ===============     ===============




       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     July 16, 2001
                                                                                    Six months        (inception)
                                                                                      Ended             Through
                                                                                  June 30, 2002      June 30, 2002
                                                                                 ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $       (28,486)    $       (34,156)
   Adjustments  to  reconcile  net  loss to net  cash  used in  operating        ---------------     ---------------
     activities
     Goods and  services  provided in  exchange  for  additional  paid-in
       capital                                                                             1,650               4,223
     Depreciation expense                                                                     65                  88
     Changes in operating assets and liabilities
       Prepaid expenses                                                                   10,500                 ---
       Accounts payable                                                                    6,367               6,367
                                                                                 ---------------     ---------------

         Net cash used in operating activities                                            (9,904)            (23,478)
                                                                                 ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                                           (692)             (1,092)
                                                                                 ---------------     ---------------

         Net cash used in investing activities                                              (692)             (1,092)
                                                                                 ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                  ---              30,000
   Proceeds from common stock subscribed                                                  62,160              62,160
   Cost of fundraising                                                                    (4,492)             (4,492)
                                                                                 ---------------     ---------------

         Net cash provided by financing activities                                        57,668              87,668
                                                                                 ---------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 47,072              63,098

CASH AND CASH EQUIVALENTS, beginning of period                                            16,026                 ---
                                                                                 ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                         $        63,098     $        63,098
                                                                                 ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                      $           ---     $           ---
   Cash paid during the period for income taxes                                  $           ---     $           ---

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the six months ended June 30, 2002, the Company recorded rent expense of $1,650 as additional paid-in capital for services provided by a stockholder.
   During the period July 16, 2001 (inception) through June 30, 2002, the
     Company recorded additional paid-in capital of $4,223 for rent of $3,400 and incorporation expenses of $823.





       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 2002
                                  -------------






NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the result of operations for Star Computing Limited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Star Computing Limited's Amended Registration Statement for Small Business Issuers on Form SB-2/A for the period July 16, 2001 (inception) through December 31, 2001 filed with the Securities and Exchange Commission (SEC) on March 6, 2002.

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

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $34,000 at June 30, 2002. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the six months ended June 30, 2002 and the period July 16, 2001 (inception) through June 30, 2002 consist of:

                                                                                                     July 16, 2001
                                                                                   Six months         (inception)
                                                                                     Ended              Through
                                                                                 June 30, 2002       June 30, 2002
                                                                                ----------------    ----------------
         Federal taxes (deferred) capitalized start-up costs for tax purposes
                                                                                $         (5,100)   $         (8,700)
         Change in valuation account                                                       5,100               8,700
                                                                                ----------------    ----------------

                                                                                $            ---    $            ---
                                                                                ================    ================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2002 are as follows:


         Deferred income taxes
             Capitalized start-up costs for tax purposes                                          $           8,700
             Valuation allowance                                                                             (8,700)
                                                                                                  -----------------

                                                                                                  $             ---
                                                                                                  =================



         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of June 30, 2002.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company has recorded incorporation and rent fees of $5,316 and $3,400, respectively, at June 30, 2002. These services were paid for by the Company's president. The president has waived reimbursement of the incorporation and rent fees paid for and has considered them as additional paid-in capital.


NOTE 4 - COMMON STOCK SUBSCRIBED

         During the quarter ended June 30, 2002, the Company received $62,160 for the purchase of common stock of 1,036,000 shares. The common stock was not issued until July 2002, and at June 30, 2002 the par value of this common stock is reflected in common stock subscribed with the balance in additional paid in capital.

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

For the six month period ended June 30, 2002.

Liquidity and Capital Resources. We had cash of $63,098 as of June 30, 2002. The total of our property and equipment, less accumulated depreciation of $88, was a net value of $1,004. Therefore, our total assets as of June 30, 2002 were $64,102, which includes $62,160 as proceeds from subscriptions for our common stock. We believe that our available cash is sufficient to pay our day-to-day expenditures. In March 2002, our registration statement on Form SB-2 to register 2,500,000 shares of common stock to be offered for sale by us at $0.06 per share was declared effective by the SEC. As of August 14, 2002, we have sold 1,241,000 shares of common stock.


As of June 30, 2002, our current liabilities were $6,368, which were represented solely by accounts payable. We had no other long term liabilities, commitments or contingencies.

Results of Operations.

Revenues. We realized no revenues during the six month period ended June 30, 2002. We anticipate that our ability to generate revenues will increase significantly if we develop additional relationships with third party providers of components, systems and maintenance and repair products and services.

Operating Expenses. For the six month period ended June 30, 2002, our total expenses were approximately $28,486, all of which were general and administrative expenses. Therefore, our net loss for the six month period ended June 30, 2002, was approximately $28,486.

Our Plan of Operation for the Next Twelve Months. We have generated revenues of approximately $200 since our inception on July 16, 2001. We anticipate that we will generate more significant revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must increase our product offerings and market and promote our products. We must also obtain additional suppliers and customers to increase our supplier and customer base. We currently market our business primarily through referrals. Our president, Larry S. Poland, had a large foundation of business relationships and a strong reputation in the industry, which we believe has been transferred to us. We believe that referrals will continue to comprise a majority of our business. However, our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

We had cash of $63,098 as of June 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we may need to raise additional capital to conduct further marketing activities and expand our operations to the point at which we are able to operate profitably.

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

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Star Computing Limited
                                            a Nevada corporation



August 14, 2002                    By:      /s/ Larry S.Poland
                                            -----------------------------------
                                            Larry S. Poland
                                   Its:     President, Treasurer, Director

                                 CERTIFICATIONS

I, Larry Poland, certify that:

1.        I have read this quarterly report on Form 10-QSB of Star Computing
          Limited;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 14, 2002
                                           By:      /s/ Larry S.Poland
                                                    ---------------------------
                                                    Larry S. Poland
                                           Its:     Chief Executive Officer and
                                                    Chief Financial Officer