Form 10QSB
period 2002-09-30
STAR COMPUTING LTD
filed 2002-11-19
CIK 1164155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                to
                                          ----------------    -----------------

Commission File Number:  000-49692


                             Star Computing Limited
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                              88-0504050
------                                                              ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   16543 22nd Street & Pacific Coast Highway, Suite 100
                              Sunset Beach, California 90742
                         (Address of principal executive offices)

                                 (562) 592-2280
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 19, 2002, there were 2,741,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                                      INDEX
                                      -----




Financial Statements

    Condensed Balance Sheet as of September 30, 2002

    Condensed Statements of Operations for the three months and nine months ended September 30, 2002, the period July 16, 2001 (inception) through September 30, 2001, and the period July 16, 2001 (inception) through September 30, 2002

    Condensed Statements of Cash Flows for the nine months ended September 30, 2002, the period July 16, 2001 (inception) through September 30, 2001, and the period July 16, 2001 (inception) through September 30, 2002

    Notes to Condensed Financial Statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                             CONDENSED BALANCE SHEET
                             -----------------------

                               SEPTEMBER 30, 2002
                               ------------------

                                   (unaudited)
                                   -----------



                                     ASSETS

ASSETS
   Cash                                                        $         43,549
                                                               ----------------

     Total current assets                                                43,549
                                                               ----------------

PROPERTY AND EQUIPMENT
   Computer equipment, net of accumulated depreciation of $88             1,004
                                                               ----------------

     Total property and equipment                                         1,004
                                                               ----------------

       Total assets                                            $         44,553
                                                               ================

                       LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY
   Accounts payable                                            $          5,717
                                                               ----------------

     Total current liability                                              5,717
                                                               ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     2,741,000 shares issued and outstanding                              2,741
   Additional paid-in capital                                           101,449
   Deficit accumulated during development stage                         (65,354)
                                                               ----------------

       Total stockholders' equity                                        38,836
                                                               ----------------

         Total liabilities and stockholders' equity            $         44,553
                                                               ================



See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)
                                   -----------



                                                                         Period                                      Period
                                                                      July 16, 2001                               July 16, 2001
                                                 Three Months          (Inception)           Nine Months           (Inception)
                                                     Ended               Through                Ended                Through
                                             September 30, 2002    September 30, 2001    September 30, 2002    September 30, 2002
                                             ------------------    ------------------    ------------------    ------------------
COMMISSION REVENUES                          $              ---    $              ---    $              ---    $              200

GENERAL AND ADMINISTRATIVE EXPENSE                       31,198                 1,748                59,684                65,554
                                             ------------------    ------------------    ------------------    ------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (31,198)               (1,748)              (59,684)              (65,354)

PROVISION FOR INCOME TAXES                                  ---                   ---                   ---                   ---
                                             ------------------    ------------------    ------------------    ------------------

NET LOSS                                     $          (31,198)   $           (1,748)   $          (59,684)   $          (65,354)
                                             ==================    ==================    ==================    ==================


BASIC LOSS PER SHARE                         $             (.01)   $             (.00)   $             (.03)   $             (.04)
                                             ==================    ==================    ==================    ==================

DILUTIVE LOSS PER SHARE                      $             (.01)   $             (.00)   $             (.03)   $             (.04)
                                             ==================    ==================    ==================    ==================

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 2,632,945             1,500,000             1,904,147             1,720,019
                                             ===================   ==================    ==================    ==================





See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------



                                                                                             Period                 Period
                                                                                          July 16, 2001          July 16, 2001
                                                                    Nine months            (inception)            (inception)
                                                                       Ended                 Through                Through
                                                                September 30, 2002     September 30, 2001     September 30, 2002
                                                                ------------------     ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $         (59,684)     $          (1,748)     $         (65,354)
   Adjustments to reconcile net loss to net cash used  in
     operating activities
     Goods and services provided in exchange for additional
       paid-in capital                                                      1,650                  1,523                  4,223
     Depreciation expense                                                      65                    ---                     88
     Changes in operating assets and liabilities
       Prepaid expenses                                                    10,500                    ---                    ---
       Accounts payable                                                     5,716                    ---                  5,716
                                                                -------------------    ------------------     ------------------

         Net cash used in operating activities                            (41,753)                  (225)               (55,327)
                                                                -------------------    ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                            (692)                   ---                 (1,092)
                                                                -------------------    ------------------     ------------------

         Net cash used in investing activities                               (692)                   ---                 (1,092)
                                                                -------------------    ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                   ---                 30,000                 30,000
   Proceeds from common stock subscribed                                   74,460                    ---                 74,460
   Cost of fundraising                                                     (4,492)                   ---                 (4,492)
                                                                -------------------    ------------------     ------------------

         Net cash provided by financing activities                         69,968                  30,000                99,968
                                                                -------------------    ------------------     ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  27,523                  29,775                43,549

CASH AND CASH EQUIVALENTS, beginning of period                             16,026                     ---                   ---
                                                                ------------------     ------------------     ------------------

CASH AND CASH EQUIVALENTS, end of period                        $          43,549      $           29,775     $          43,549
                                                                ==================      =================     ==================




See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             Period                 Period
                                                                                          July 16, 2001          July 16, 2001
                                                                    Nine months            (inception)            (inception)
                                                                       Ended                 Through                Through
                                                                September 30, 2002     September 30, 2001     September 30, 2002
                                                                ------------------     ------------------     ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                     $              ---      $              ---     $              ---
   Cash paid during the period for income taxes                 $              ---      $              ---     $              ---

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the nine months ended September 30, 2002, the Company recorded rent expense of $1,650 as additional paid-in capital for services provided by a stockholder.
   During the period July 16, 2001 (inception) through September 30, 2001, the
     Company recorded additional paid-in capital of $1,523 for rent of $700 and incorporation expenses of $823.
   During the period July 16, 2001 (inception) through September 30, 2002, the
     Company recorded additional paid-in capital of $4,223 for rent of $3,400 and incorporation expenses of $823.



See the accompanying notes to these condensed financial statements

                              STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               SEPTEMBER 30, 2002
                               ------------------







NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the result of operations for Star Computing Limited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the six month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Star Computing Limited's Amended Registration Statement for Small Business Issuers on Form SB-2/A for the period July 16, 2001 (inception) through December 31, 2001 filed with the Securities and Exchange Commission (SEC) on March 6, 2002.

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

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $65,400 at September 30, 2002. Such losses are attributable to cash and non-cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.

NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision for the periods ended September 30, 2002 and the period July 16, 2001 (inception) through September 30, 2001 consist of:


                                                                                          Period                Period
                                                                                      July 16, 2001         July 16, 2001
                                           Three months          Nine months           (inception)           (inception)
                                              Ended                 Ended                Through               Through
                                        September 30, 2002    September 30, 2002    September 30, 2001    September 30, 2002
                                        ------------------    ------------------    ------------------    ------------------
Federal taxes (deferred) capitalized
start-up costs for tax purposes         $          (9,400)    $         (17,900)    $            (524)    $         (19,600)
Change in valuation account                         9,400                17,900                   524                19,600
                                        ------------------    ------------------    ------------------    ------------------

                                        $             ---     $             ---     $             ---     $             ---
                                        ==================    ==================    ==================    ==================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2002 are as follows:


         Deferred income taxes
             Capitalized start-up costs for tax purposes       $        (19,600)
             Valuation allowance                                         19,600
                                                               -----------------

                                                               $            ---
                                                               =================

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of September 30, 2002.

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

For the nine month period ended September 30, 2002.
---------------------------------------------------

Liquidity and Capital Resources. We had cash of $43,549 as of September 30, 2002, and our total current assets were also $43,549 as of that date. The total of our property and equipment, less accumulated depreciation of $88, was a net value of $1,004. Therefore, our total assets as of September 30, 2002 were $44,553. We believe that our available cash is sufficient to pay our day-to-day expenditures. In March 2002, our registration statement on Form SB-2 to register 2,500,000 shares of common stock to be offered for sale by us at $0.06 per share was declared effective by the SEC. As of November 14, 2002, we have sold 1,241,000 shares of common stock.

As of September 30, 2002, our current liabilities were $5,717, which were represented solely by accounts payable. We had no other long term liabilities, commitments or contingencies.

Results of Operations.

Revenues. We realized no revenues during the nine month period ended September 30, 2002. We anticipate that our ability to generate revenues will increase significantly if we develop additional relationships with third party providers of components, systems and maintenance and repair products and services.

Operating Expenses. For the nine month period ended September 30, 2002, our total expenses were approximately $59,684, all of which were general and administrative expenses. Therefore, our net loss for the nine month period ended September 30, 2002, was approximately $59,684.

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

We had cash of $43,549 as of September 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we may need to raise additional capital to conduct further marketing activities and expand our operations to the point at which we are able to operate profitably.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

None.

Item 2.  Changes in Securities.
-------------------------------

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

                                           Star Computing Limited
                                           a Nevada corporation



November 19, 2002                 By:      /s/ Larry S. Poland
                                           -----------------------------------
                                           Larry S. Poland
                                  Its:     President, Treasurer, Director

CERTIFICATIONS
--------------
I, Larry S. Poland, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Star Computing
Limited.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


/s/ Larry S. Poland
----------------------
Larry S. Poland
Chief Executive Officer and Chief Financial Officer