Form 10KSB
period 2002-12-31
STAR COMPUTING LTD
filed 2003-03-31
CIK 1164155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB




(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                      -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                         ----------  -----------

Commission File Number: 000-49692

                             Star Computing Limited
                             ----------------------
             (Exact name of registrant as specified in its charter)
Nevada                                                               88-0504050
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

16543 22nd Street & Pacific Coast Highway, Suite 100
Sunset Beach, California                                                 90742
--------------------------------------------------------  ----------------------
(Address of principal executive offices)                             (Zip Code)

                                 (562) 592-2280
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Act:


Title of each class registered:       Name of each exchange on which registered:
-------------------------------       ------------------------------------------

              None                                       None
              ----                                       ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   (X) Yes   ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $17,500.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2003, approximately $74,460.

As of March 28, 2003, there were 2,741,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                           ( ) Yes           (X)   No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated in Nevada on July 16, 2001.

Our Business. We are a development stage company. We sell refurbished and closeout models of consumer-related computer hardware, including desktops, notebooks, monitors, modems, servers, and storage and memory from various manufacturers. We plan to serve as the intermediary between manufacturers wishing to dispose of miscellaneous hardware items, such as returns or closeout items, and businesses and consumers wishing to purchase computer hardware at discount prices. For the year ended December 31, 2002 we have generated revenues of approximately $17,500.

To effectuate our business plan during the next twelve months, we must continue to market our products and services. We believe that we will use some our revenues generated from sales of our products to pay for our proposed marketing activities. We hope that we will continue to market the products and services that we sell by in person meetings with prospective customers. Our failure to pay for our marketing activities could result in our inability to meet the objectives of our business plan within the next twelve months.

In addition, we are providing systems set up and operation consulting services to small companies. These small companies may already be existing clients through our resale business. We believe that there is a local niche market for these types of consulting services where small companies cannot justify having their own internal information technology or IT department. As well, these clients typically require web design services, and although we do not provide these services directly, we can coordinate these services to those clients through our network of web design and marketing firms.

Our Products and Services. We currently serve as a broker of goods sold in lot quantities, primarily, used and refurbished consumer computer components and systems. We anticipate that the level of our revenues generated will fluctuate significantly. Therefore, past revenues will not be indicative of future results. For example, when a computer manufacturer or retailer ends the production or sales of the current line of a computer system, we serve as the middleman finding buyers of these unsold closeout items. Additionally, we seek to match buyers and sellers of refurbished computer components or systems. In this scenario, where a computer system is purchased by a consumer or business, and then returned for an operational or other problem, the retailer is either unable or unwilling to market the repaired and refurbished component or system. At that point, we serve as clearinghouse for such items, wherein potential buyers can shop for computer components and systems at potentially large discounts from the original selling price of the item. We do not propose to warehouse inventory, but rather, serve as a channel for transactions between interested parties. We will sell components by locating and purchasing inventory that other entities wish to dispose of, and in the meantime locate buyers for those components without actually taking possession of those components ourselves. Therefore, we will not be required to store any inventory at any time, but serve as an intermediary.

Our Proposed Website. We currently own the domain name www.starcomputingltd.com. We anticipate that our proposed website will display our corporate logo, contact information, and provide a general description of the computer components and systems that we offer as well as prices of those products. If we generate significant revenues, we intend to further develop our website to serve as a marketplace to match buyers and sellers of refurbished computer components.

Our Target Markets and Marketing Strategy. We intend to serve individual and corporate customers seeking competitively priced or hard to find computer equipment to meet their personal and business requirements. We believe the demand for used computer parts and systems is expanding, since many businesses and consumers currently own desktop and laptop computers. As improvements in technology occur, many computer users seek to upgrade their computing capability either by purchasing a new system, or by replacing key components, such as processors, storage and memory, modems, CD or floppy drives or monitors. We estimate that because of the rapid changes in technology, computer product life cycles are increasingly shorter, prices become lower, and competition increases. By serving as a source for components and systems, we believe we fill a growing need in the market for computer products that are competitively priced but technologically up-to-date. We intend promote our brokering services and product sales by means of relationship-building with both potential and current buyers and sellers, trade magazine articles and advertisements, reputation and word of mouth. We also intend to attend industry events to build relationships with potential sellers of computer equipment and to generate sales leads.

Our Growth Strategy. Our objective is to establish our reputation of intelligently matching buyers and sellers in a timely and convenient fashion and build long-term relationships as an effective broker of computer systems and components. Our strategy is to provide clients with exceptional personal service and access to products at competitive prices. Key elements of our strategy include:

     o    cultivate relationships with existing and potential clients;
     o increase our relationships with third party providers of components, systems and maintenance and repair products and services;
     o    develop and promote our website and expand its capabilities; and
     o    expand operations in the Southern California and West Coast regions.

Our Competition. The market for sales of refurbished and closeout models of computer hardware is very competitive. We compete primarily with manufacturers as well as retail computer stores, such as Fry's, CompUSA, Best Buy, Office Depot, and other retail sources of computer equipment, who sell both new and refurbished items. We also compete with other local or regional providers of computer refurbishing services. Many of these competitors market their products and services in a traditional store-front fashion as well as by means of a website. Some online competitors provide a variety of services, such as databases used for searching for particular parts, or indicating trends in parts sales and resales. Some of our online competitors include freetradezone.com, ihsparts.com, questlink.com, icmaster.com, compu-mart.com, partsmartnetwork.com and ComputerTradingPost.com.

We intend to compete on the basis of service and price, utilizing the experience and contacts of Larry S. Poland to provide high quality products at a reasonable price. We believe that Mr. Poland's experience and contacts in the industry will allow us to pay less for the services that we subcontract.

Many of these competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us, and may have greater name recognition. These companies might be willing to sacrifice profitability to capture a greater portion of the market for similar products and services, or pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal growth objectives.

Our Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

     o    these agreements will not be breached;
     o    we would have adequate remedies for any breach; or
     o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products by others or prevent others from claiming violations of their intellectual property rights.

We own the Internet domain name www.starcomputingltd.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Government Regulation. We are subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We do not believe that our sales activities are subject to licensing or other regulatory requirements. We believe that we are in conformity with all applicable laws in all relevant jurisdictions.

Our Research and Development. We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of March 30, 2003, we have one full time employee. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants for the various services that we provide.

Facilities. Our headquarters are located at 16543 22nd Street & Pacific Coast Highway, Suite 100, Sunset Beach, California 90742. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the dates specified in the following table, we held the following property:

============================== =================== ===========================
        Property                December 31, 2002     December 31, 2001
------------------------------ ------------------- ---------------------------
Cash                                 $32,350               $16,026
------------------------------ ------------------- ---------------------------
Property and equipment, net           $950                  $377
============================== =================== ===========================

Our Facilities. Our headquarters are located at 16543 22nd Street & Pacific Coast Highway, Suite 100, Sunset Beach, California 90742

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

The approximate number of holders of record of shares of our common stock is thirty one. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 1,500 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-----------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We had cash of $32,350 as of December 31, 2002, and $17,500 in accounts receivable as of that date, resulting in our total current assets of $49,850 as of December 31, 2002. The total of our property and equipment, less accumulated depreciation of $142, was a net value of $950. Therefore, our total assets as of December 31, 2002 were $50,800. This is in comparison to the period from our inception on July 16, 2001 through the year ending December 31, 2001, where we had cash of $16,026 as of that date and $10,500 in prepaid expenses, making our total current assets as of December 31, 2001 a total of $26,526. As of December 31, 2001, we also had $377 in net value of our computer equipment, making our total assets $26,903.

We believe that our available cash is sufficient to pay our day-to-day expenditures. In March 2002, our registration statement on Form SB-2 to register 2,500,000 shares of common stock to be offered for sale by us at $0.06 per share was declared effective by the SEC. As of December 31, 2002, we had sold 1,241,000 shares of common stock for a total of $74,460. That offering has been terminated.

As of December 31, 2002, our current liabilities were $4,163, which were represented solely by accounts payable. We had no other long term liabilities, commitments or contingencies. This is in comparison to the period from our inception on July 16, 2001 through the year ending December 31, 2001, where we had no liabilities.

Results of Operations.

Revenues. We realized revenues of $17,500 during the year ended December 31, 2002, of which $14,500 was from providing consulting services, and $3,000 was from sales of hardware. This is in comparison to the period from our inception on July 16, 2001 through the year ended December 31, 2001, where we had generated revenues of $200. We anticipate that our ability to generate revenues will increase significantly if we develop additional relationships with third party providers of components, systems and maintenance and repair products and services.

Operating Expenses. For the year ended December 31, 2002, our total expenses were approximately $73,609, which were represented by $28,277 in legal expenses, $12,275 in accounting expenses, $14,700 in consulting expenses, $15,879 in general and administrative expenses and $2,478 for hardware. Therefore, our net loss for the year ended December 31, 2002, was approximately $56,109. This is compared to the period from our inception on July 16, 2001 through December 31, 2001, where we had $5,870 in general and administrative expenses, making our net loss for that period $5,670.

Our Plan of Operation for the Next Twelve Months. We have generated revenues of approximately $17,700 since our inception on July 16, 2001. We anticipate that we will generate more significant revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must increase our product offerings and market and promote our products. We must also obtain additional suppliers and customers to increase our supplier and customer base. We currently market our business primarily through referrals. Our president, Larry S. Poland, had a large foundation of business relationships and a strong reputation in the industry, which we believe has been transferred to us. We believe that referrals will continue to comprise a majority of our business. However, our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

We had cash of $32,350 as of December 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we may need to raise additional capital to conduct further marketing activities and expand our operations to the point at which we are able to operate profitably.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)









Independent Auditors' Report

Financial Statements

   Balance Sheets as of December 31, 2002 and 2001

   Statements of Operations for the year ended December 31, 2002, the periods July 16, 2001 (inception) through December 31, 2001 and July 16, 2001 (inception) through December 31, 2002

   Statement of Changes in Stockholders' Equity for the period July 16, 2001 (inception) through December 31, 2002

   Statements of Cash Flows for the for the year ended December 31, 2002, the periods July 16, 2001 (inception) through December 31, 2001 and July 16, 2001 (inception) through December 31, 2002

    Notes to Financial Statements

                          Independent Auditors' Report


                                                                 March 19, 2003

To the Board of Directors and Stockholders of Star Computing Limited



         We have audited the accompanying balance sheets of Star Computing Limited (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002, and the periods July 16, 2001 (inception) through December 31, 2001 and July 16, 2001 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Computing Limited as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002, and the periods July 16, 2001 (inception) through December 31, 2001 and July 16, 2001 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                        A Professional Accountancy Corporation
                                        Newport Beach, California

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                           December 31,
                                                                ----------------------------------
                                                                      2002               2001
                                                                ---------------    ---------------

ASSETS
   Cash                                                         $        32,350    $        16,026
   Accounts receivable                                                   17,500                ---
   Prepaid expenses                                                         ---             10,500
                                                                ---------------    ---------------

     Total current assets                                                49,850             26,526
                                                                ---------------    ---------------

PROPERTY AND EQUIPMENT
   Computer equipment                                                     1,092                400
   Less: accumulated depreciation                                          (142)               (23)
                                                                ---------------    ---------------

     Total property and equipment                                           950                377
                                                                ---------------    ---------------

       Total assets                                             $        50,800    $        26,903
                                                                ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
   Accounts payable                                             $          4163    $           ---
                                                                ---------------    ---------------

     Total current liabilities                                            4,163                ---
                                                                ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     2,741,000 and 1,500,000  shares issued and outstanding,
      respectively, at December 31, 2002 and 2001                         2,741              1,500
   Additional paid-in capital                                           105,675             31,073
   Deficit accumulated during development stage                         (61,779)            (5,670)
                                                                ---------------    ---------------

       Total stockholders' equity                                        46,637             26,903
                                                                ---------------    ---------------

         Total liabilities and stockholders' equity             $        50,800    $        26,903
                                                                ===============    ===============





            See the accompanying notes to these financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                   Period July 16,   Period July 16,
                                                                                         2001              2001
                                                                                     (inception)       (inception)
                                                                    Year Ended         through           through
                                                                   December 31,      December 31,      December 31,
                                                                       2002               2001             2002
                                                                  --------------     -------------     -------------
REVENUES
   Commissions                                                    $          ---     $         200     $         200
   Consulting                                                             14,500               ---            14,500
   Hardware                                                                3,000               ---             3,000
                                                                  --------------    --------------    --------------

     Total revenues                                                       17,500               200            17,700
                                                                   -------------     -------------     -------------

EXPENSES
   Cost of hardware                                                        2,478               ---             2,478
   Accounting expense                                                     12,275               ---            12,275
   Legal expense                                                          28,277               ---            28,277
   Consulting services                                                    14,700               ---            14,700
   General and administrative expenses                                    15,879             5,870            21,749
                                                                   -------------     -------------     -------------

     Total expenses                                                       73,609             5,870            79,479
                                                                   -------------     -------------     -------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES                   (56,109)           (5,670)          (61,779)

PROVISION FOR INCOME TAXES                                                   ---               ---               ---
                                                                   -------------     -------------     -------------

NET LOSS                                                           $     (56,109)    $      (5,670)    $     (61,779)
                                                                   =============     =============     =============

BASIC LOSS PER SHARE                                               $        (.03)    $        (.00)    $        (.03)
                                                                   =============     =============     =============

DILUTIVE LOSS PER SHARE                                            $        (.03)    $        (.00)    $        (.03)
                                                                   =============     =============     =============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           2,115,659         1,358,696         1,906,759
                                                                   =============     =============     =============



            See the accompanying notes to these financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           PERIOD JULY 16, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002




                                                                                           Deficit
                                                                                         Accumulated
                                                 Common Stock              Additional       During
                                           ----------------------------     Paid-In      Development
                                              Shares           Amount       Capital         Stage           Total
                                           ------------     -----------   -----------    ------------    -----------
BALANCE, July 16, 2000 (inception)                  ---     $       ---   $       ---    $       ---     $       ---

ISSUANCE OF COMMON STOCK, in August,
   2001                                       1,000,000           1,000         4,000            ---           5,000

ISSUANCE OF COMMON STOCK, in September,
   2001                                         500,000             500        24,500            ---          25,000

ADDITIONAL  PAID-IN CAPITAL,  (in exchange
   for rent and incorporation expense)              ---             ---         2,573            ---           2,573

NET LOSS                                            ---             ---           ---         (5,670)         (5,670)
                                           ------------     -----------   -----------    ------------    -----------

BALANCE, December 31, 2001                    1,500,000           1,500        31,073         (5,670)         26,903

ISSUANCE OF COMMON STOCK, in
   July, 2002                                 1,241,000           1,241        72,952            ---          74,193

ADDITIONAL  PAID-IN CAPITAL,  (in exchange
   for rent)                                        ---             ---         1,650            ---           1,650

NET LOSS                                            ---             ---           ---        (56,109)        (56,109)
                                           ------------     -----------   -----------    -----------     -----------

BALANCE, December 31, 2002                    2,741,000     $     2,741   $   105,675    $   (61,779)    $    46,637
                                           ============     ===========   ===========    ===========     ===========




            See the accompanying notes to these financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                   Period July 16,   Period July 16,
                                                                                         2001              2001
                                                                                     (inception)       (inception)
                                                                    Year Ended         through           through
                                                                   December 31,      December 31,      December 31,
                                                                       2002               2001             2002
                                                                  --------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $      (56,109)    $      (5,670)    $     (61,779)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Goods and services provided in exchange for additional
     paid-in capital                                                       1,650             2,573             4,223
     Depreciation expense                                                    119                23               142
     Changes in operating assets and liabilities
       Increase in accounts receivable                                   (17,500)              ---           (17,500)
       (Increase) decrease in prepaid expenses                            10,500           (10,500)              ---
       Increase in accounts payable                                        4,163               ---             4,163
                                                                  --------------     -------------     -------------

         Net cash used in operating activities                           (57,177)          (13,574)          (70,751)
                                                                  --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                           (692)             (400)           (1,092)
                                                                  --------------    --------------    --------------

         Net cash used in investing activities                              (692)             (400)           (1,092)
                                                                  --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                               74,193            30,000           104,193
                                                                  --------------    --------------    --------------

         Net cash provided by financing activities                        74,193            30,000           104,193
                                                                  --------------    --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 16,324            16,026            32,350

CASH AND CASH EQUIVALENTS, beginning of period                            16,026               ---               ---
                                                                  --------------    --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                          $       32,350    $       16,026    $       32,350
                                                                  ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                       $          ---    $          ---    $          ---
   Cash paid during the period for income taxes                   $          900    $          ---    $          900

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
During the period ended December 31, 2002, the Company recorded rent expense of $1,650 as additional paid-in capital for services provided by a stockholder. At
December 31, 2001, the Company recorded rent and incorporation fees of $823 and $1,750, respectively, for a total of $2,573 as additional paid-in-capital by stockholder.


            See the accompanying notes to these financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



NOTE 1 - COMPANY OPERATIONS

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

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $61,800 and $5,700 at December 31, 2002 and 2001, respectively. Such losses are attributable to cash and non-cash expenses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies are summarized as follows:

         Cash and Cash Equivalents - For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three (3) months or less to be cash equivalents.

         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Accounts Receivable - The Company extends credit to its customers as part of its normal business operations. Accounts receivable is presented net of an allowance for doubtful accounts of $0 and $0 at December 31, 2002 and 2001 respectively.

         The Company monitors all receivables, especially those balances over sixty (60) days past due. Balances are written off only when all reasonable collection efforts have been exhausted. Management must approve all write-offs of customer balances. There were no bad debt write-offs for the periods ended December 31, 2002 and 2001. Management believes that the allowance for doubtful accounts is adequate to ensure against unforeseeable events.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which is three years for the computer equipment. Repairs and maintenance to property and equipment are expensed as incurred. When property and equipment is retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in income.

         Revenue Recognition - The Company's revenue is generated from consulting services and sales of computer hardware. The Company acts as a broker for transactions between independent parties. Commission revenue is recognized as revenue upon completion of successful transactions.

         Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Fair Value of Financial Instruments - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS 107") requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2002 and 2001, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term nature of such instruments.

         Start-up Activities - The Company has adopted the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities including organization costs be expensed as incurred.

         Loss Per Share of Common Stock - Basic and diluted loss per share is computed using shares of common stock issued to date. Consideration is also given in the dilutive loss per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options. However, for the periods presented, there were no common stock equivalents.

         Accounting Pronouncements - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 31, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The Company has not been affected by SFAS 141.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company has not been affected by SFAS 142.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 established standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets of which to be disposed. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections . SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires that capital leases which are modified such that the resulting lease agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provisions of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement will not impact net income, however, it will result in a reclassification of the extraordinary loss for reporting purposes in 2003. Such amounts will be reported as a separate component of income from continuing operations, and the earnings per share effects will not be disclosed on the face of the income statement.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities . SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), required an exit cost liability be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation--Transition and Disclosure--an Amendment of SFAS123. SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provision of SFAS 123, Accounting for Stock Based Compensation. In addition, SFAS 148 mandates new disclosures in both interim and year end financial statements within the Significant Accounting Policies footnote.


NOTE 3 - PREPAID EXPENSES

         Prepaid expenses consisted of the following:

                                                      December 31,
                                           ----------------------------------
                                                 2002               2001
                                           ---------------    ---------------

         Prepaid legal fees                $           ---    $        10,000
         Prepaid web hosting fees                      ---                500
                                           ---------------    ---------------

                                           $           ---    $        10,500
                                           ===============    ===============

NOTE 4 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision consist of:

                                                                                   Period July 16,   Period July 16,
                                                                                         2001              2001
                                                                                     (inception)       (inception)
                                                                    Year Ended         through           through
                                                                   December 31,      December 31,      December 31,
                                                                       2002               2001             2002
                                                                  --------------     -------------     -------------
         Federal taxes  (deferred)  capitalized  start-up costs
         for tax purposes                                          $      (9,300)    $        (900)    $     (10,200)
         Change in valuation account                                       9,300               900            10,200
                                                                   -------------     -------------     -------------

                                                                   $         ---     $         ---     $         ---
                                                                   =============     =============     =============

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                                                              December 31,
                                                                                   ----------------------------------
                                                                                         2002               2001
                                                                                   ---------------    ---------------
         Deferred income taxes
             Capitalized start-up costs for tax purposes                           $        (9,300)   $           900
             Valuation allowance                                                             9,300               (900)
                                                                                   ---------------    ---------------

                                                                                   $           ---    $           ---
                                                                                   ===============    ===============


NOTE 5 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2002, the Company recorded consulting revenues of $4,500 from a company that the Company's President who is also a stockholder is a member of.

         The Company has recorded incorporation and rent fees of $0 and $1,650, respectively at December 31, 2002, and $823 and $1,750 at December 31, 2001. These services were paid for by the Company's president. The president has waived reimbursement of the incorporation and rent fees paid for and has considered them as additional paid-in capital.

         During the year ended December 31, 2002, officers were paid $9,700 for consulting services.

NOTE 6 - COMMON STOCK

         The Company is authorized to issue up to 50,000,000 shares of $0.001 par value common stock, and no other class of stock shall be authorized. Shares with a nominal or par value may be issued by the corporation from time to time for such considerations as may be fixed from time to time by the Board of Directors.

         In August 2001, the Company issued 1,000,000 shares of its $.001 par value common stock to its founder for cash consideration of $5,000.

         In September 2001, the Company issued 500,000 shares of its $.001 par value common stock, for cash consideration of $25,000.

         In July 2002, the Company issued 1,241,000 shares of its $.001 par value common stock, for cash consideration of $74,193.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could hinder our ability to conduct operations and complete future development, if suitable replacements are not promptly obtained. We hope that we will enter into employment agreements with Larry S. Poland. Although we do not know the terms of those proposed agreements, we hope to enter into an employment agreement with Larry S. Poland with a term of at least one year with compensation contingent on us becoming profitable. We cannot guaranty that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal.

Our directors and principal executive officers are as specified on the following table:

=================== =============== ==========================================
Name                     Age        Position
------------------- --------------- ------------------------------------------
Larry S. Poland           46        president, treasurer and a director
------------------- --------------- ------------------------------------------
Linda Horras              40        secretary a director
=================== =============== ==========================================

Larry S. Poland. Mr. Poland is our president, treasurer and one of our directors since our inception. Mr. Poland is our principal executive and financial officer and is responsible for our day-to-day operations as well as our financial reporting and record keeping. From 2000 to 2002, Mr. Poland has worked for AAIM as the Vice President of Sales where he designed, developed, and initiated the sales department and program. AAIM acts as an independent sales department for large electronics manufacturers to large retailers. From 1995 to 2000, Mr. Poland was the Vice President of Sales at Packard Bell where he arranged sales contracts with major electronics, retail, and computer chains across the United States and identified and acquired new accounts. Mr. Poland also trained and developed sales managers and teams, including a total sales staff of over 300. From 1985 to 1992, Mr. Poland was the National Sales Manager of the computer products division of Fuji Photo Film, USA, where he supervised team of more than 100 sales, regional sales, and manufacturing sales representatives and managers. Mr. Poland has not been a director of any other reporting company.

Linda Horras. Ms. Horras has been our secretary and one of our directors since our inception. From late 2000 to July 2001, Ms. Horras was not working due to her pregnancy. From 1996 to 2000, Ms. Horras owned the 25th Hour, which performed personnel services. Prior to 1996, Ms. Horras worked as a marketing representative with Sprint and the US Olympic Committee. Linda Horras graduated in 1986 from the University of Georgia with a Bachelor degree in business. Ms. Horras is not an officer or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ending December 31, 2001 and 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

============================================ ======= ============= ============= ===================== =========================
Name and Principal Position                   Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                      Salary ($)                   Compensation ($)
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Larry S. Poland - president, treasurer       2001        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
                                             2002        None          None              None                   $8,500
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Linda Horras - secretary                     2001        None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
                                             2002        None          None              None                   $1,200
============================================ ======= ============= ============= ===================== =========================

Compensation of Directors. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

Compensation of Officers. As of March 28, 2003, our officers have received no compensation for their services provided to us.

Employment Contracts. We anticipate that we will enter into an employment agreement with Larry S. Poland, although we do not currently know the terms of that employment agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

================= =========================================== ================================= =========================
Title of Class       Name and Address of Beneficial Owner     Amount and Nature of Beneficial       Percent of Class
                                                                           Owner
----------------- ------------------------------------------- --------------------------------- -------------------------
Common Stock      Larry S. Poland                                     1,000,000 shares                   36.5%
                  16543 22nd Street & Pacific Coast                  president, treasurer,
                  Highway, Suite 100                                       director
                  Sunset Beach, California 90742
----------------- ------------------------------------------- --------------------------------- -------------------------
Common Stock      Linda Horras                                           no shares                         0%
                  16543 22nd Street & Pacific Coast                 secretary, director
                  Highway, Suite 100
                  Sunset Beach, California 90742
----------------- ------------------------------------------- --------------------------------- -------------------------
Common Stock      Flexgene Corp.                                        500,000 shares                   18.2%
                  The Mill Mall, Barkers, P.O. Box 62
                  Roadtown, Tortola, BVI
----------------- ------------------------------------------- --------------------------------- -------------------------
Common Stock      All directors and named executive                   1,000,000 shares                   36.5%
                  officers as a group
================= =========================================== ================================= =========================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Larry S. Poland, our president and director, currently provides office space to us at no charge. Mr. Poland does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $350 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Poland.

In August 2001, we issued 1,000,000 shares of our common stock to Larry S. Poland, our president and one of our directors, in exchange for $5,000, or $0.005 per share.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectus where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain disinterested directors' consent; and
     o    obtain shareholder consent where required.


Item 13.  Exhibits and Reports on Form 8-K
--------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on February 1, 2002.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Sunset Beach, California, on March 28, 2003.

                          Star Computing Limited
                          a Nevada corporation


                          By:      /s/ Larry S. Poland
                                   -------------------------------------------
                                   Larry S. Poland
                          Its: principal executive and accounting officer president, treasurer, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Larry S. Poland                                 March 28, 2003
         --------------------------------------------
         Larry S. Poland
Its:     principal executive and accounting officer
         president, treasurer and a director


By:      /s/ Linda Horras                                    March 28, 2003
         --------------------------------------------
         Linda Horras
Its:     secretary and a director

CERTIFICATIONS
--------------

I, Larry S. Poland, certify that:

1. I have reviewed this annual report on Form 10-KSB of Star Computing Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/ Larry S. Poland
-----------------------
Larry S. Poland
Chief Executive Officer and
Chief Financial Officer