Form 10QSB
period 2003-03-31
STAR COMPUTING LTD
filed 2003-05-22
CIK 1164155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934 For the transition period from                to
                                               ---------------    --------------

Commission File Number:  000-49692


                             Star Computing Limited
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                88-0504050
------                                                                ----------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2003, there were 2,741,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                                      INDEX



Financial Statements

    Condensed Balance Sheet as of March 31, 2003

    Condensed Statements of Operations for the three months ended March 31, 2003 and 2002, and the period July 16, 2001 (inception) through March 31, 2003

    Condensed Statements of Cash Flows for the three months ended March 31, 2003 and 2002, and the period July 16, 2001 (inception) through March 31, 2003

    Notes to Condensed Financial Statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2003

                                   (unaudited)



                                     ASSETS

ASSETS
   Cash                                                          $       32,545
   Accounts receivable                                                   27,500
                                                                 --------------

     Total current assets                                                60,045
                                                                 --------------

PROPERTY AND EQUIPMENT
   Computer equipment, net of accumulated depreciation of $197              895
                                                                 --------------

     Total property and equipment                                           895
                                                                 --------------

       Total assets                                              $       60,940
                                                                 ==============

                       LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY
   Accounts payable                                              $        6,416
                                                                 --------------

     Total current liability                                              6,416
                                                                 --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     2,741,000 shares issued and outstanding                              2,741
   Additional paid-in capital                                           105,675
   Deficit accumulated during development stage                         (53,892)
                                                                 --------------

       Total stockholders' equity                                        54,524
                                                                 --------------

         Total liabilities and stockholders' equity              $       60,940
                                                                 ==============




       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                                         Period
                                                                                                     July 16, 2001
                                                               Three Months                           (inception)
                                                                  Ended          Three Months Ended     Through
                                                              March 31, 2003       March 31, 2002    March 31, 2003
                                                              ---------------     ---------------    --------------
REVENUES
   Commissions                                                $           ---     $           ---    $          200
   Consulting                                                          16,000                 ---            30,500
   Hardware                                                               ---                 ---             3,000
                                                              ---------------     ---------------    --------------

       Total Revenues                                                  16,000                 ---            33,700

GENERAL AND ADMINISTRATIVE EXPENSE                                      8,113              12,428            87,592
                                                              ---------------     ---------------    --------------

(INCOME) LOSS BEFORE PROVISION FOR INCOME TAXES                         7,887             (12,428)          (53,892)

PROVISION FOR INCOME TAXES                                                ---                 ---               ---
                                                              ---------------     ---------------    --------------

NET INCOME (LOSS)                                             $         7,887     $       (12,428)   $      (53,892)
                                                              ===============     ===============    ==============


BASIC LOSS PER SHARE                                          $           .00     $          (.01)   $         (.03)
                                                              ===============     ===============    ==============

DILUTIVE LOSS PER SHARE                                       $           .00     $          (.01)   $         (.03)
                                                              ===============     ===============    ==============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        1,500,000           1,500,000         2,033,373
                                                              ===============     ===============    ==============




       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                   Period
                                                                                                                July 16, 2001
                                                                           Three Months                         (inception)
                                                                              Ended        Three Months Ended     Through
                                                                          March 31, 2003     March 31, 2002    March 31, 2003
                                                                         ---------------     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     $         7,887     $      (12,428)   $      (53,892)
   Adjustments  to  reconcile  net  income  (loss)  to  net  cash provided by (used in) operating activities
     Goods and  services  provided  in  exchange  for  additional
       paid-in capital                                                               ---                750             4,223
     Depreciation expense                                                             55                 32               197
     Changes in operating assets and liabilities
       Prepaid expenses                                                              ---                 60               ---
       Accounts receivable                                                       (10,000)               ---           (27,500)
       Accounts payable                                                            2,253              7,096             6,416
                                                                         ---------------     --------------    --------------

         Net cash provided by (used in) operating activities                         195             (4,490)          (70,556)
                                                                         ---------------     --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                                    ---                ---            (1,092)
                                                                         ---------------     --------------    --------------

         Net cash used in investing activities                                       ---                ---            (1,092)
                                                                         ---------------     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                          ---                ---           104,193
                                                                         ---------------     --------------    --------------

         Net cash provided by financing activities                                   ---                ---           104,193
                                                                         ---------------     --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 195             (4,490)           32,545

CASH AND CASH EQUIVALENTS, beginning of period                                    32,350             16,026               ---
                                                                         ---------------     --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                 $        32,545     $       11,536    $       32,545
                                                                         ===============     ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                              $           ---     $          ---    $          ---
   Cash paid during the period for income taxes                          $           ---     $          ---    $          ---






See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003







NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the result of operations for Star Computing Limited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Star Computing Limited's Form 10-K for the period July 16, 2001 (inception) through December 31, 2002 filed with the Securities and Exchange Commission (SEC).

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

         The components of the Company's income tax provision for the periods ended March 31, 2003 and 2002, and the period July 16, 2001 (inception) through March 31, 2003 consist of:

                                                                                            Period
                                                                                         July 16, 2001
                                                    Three Months                          (inception)
                                                       Ended       Three Months Ended       Through
                                                   March 31, 2003    March 31, 2002     March 31, 2003
                                                  ---------------    --------------     --------------

Federal taxes (deferred)  capitalized  start-up
costs for tax purposes                            $        (3,100)   $       (2,700)   $      (12,400)
Change in valuation account                                 3,100             2,700            12,400
                                                  ---------------    --------------    --------------

                                                  $           ---    $          ---    $          ---
                                                  ===============    ==============    ==============

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2003 are as follows:


         Deferred income taxes
             Capitalized start-up costs for tax purposes         $      12,400
             Valuation allowance                                       (12,400)
                                                                 -------------

                                                                 $         ---
                                                                 =============

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of March 31, 2003.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

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

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003.
------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $32,545 and accounts receivable of $27,500 as of March 31, 2003, making our total current assets $60,045 as of that date. The total of our property and equipment, less accumulated depreciation of $197, was a net value of $895. Therefore, our total assets as of March 31, 2003 were $60,940. We believe that our available cash is sufficient to pay our day-to-day expenditures.

As of March 31, 2003, our current liabilities were $6,416, which were represented solely by accounts payable. We had no other long term liabilities, commitments or contingencies.

RESULTS OF OPERATIONS.

REVENUES. We realized revenues of $16,000 from providing consulting services during the three month period ended March 31, 2003. We anticipate that our ability to generate revenues will increase significantly if we develop additional relationships with third party providers of components, systems and maintenance and repair products and services.

OPERATING EXPENSES. For the three month period ended March 31, 2003, our total expenses were approximately $8,113, all of which were general and administrative expenses. Therefore, our net income for the three month period ended March 31, 2003, was $7,887.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated revenues of approximately $33,700 since our inception on July 16, 2001. We anticipate that we will generate more significant revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must increase our product offerings and market and promote our products. We must also obtain additional suppliers and customers to increase our supplier and customer base. We currently market our business primarily through referrals. Our president, Larry S. Poland, had a large foundation of business relationships and a strong reputation in the industry, which we believe has been transferred to us. We believe that referrals will continue to comprise a majority of our business. However, our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

We had cash of $32,545 as of March 31, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we may need to raise additional capital to conduct further marketing activities and expand our operations to the point at which we are able to operate profitably.

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

                                               Star Computing Limited
                                               a Nevada corporation



May 20, 2003                          By:      /s/ Larry S. Poland
                                               --------------------------------
                                               Larry S. Poland
                                      Its:     President, Treasurer, Director

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



Date: May 20, 2003



/s/ Larry S. Poland
----------------------
Larry S. Poland
Chief Executive Officer and Chief Financial Officer