Form 10QSB
period 2003-06-30
STAR COMPUTING LTD
filed 2003-08-14
CIK 1164155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  ----------

Commission File Number:  000-49692


                             Star Computing Limited
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               88-0504050
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              16543 22nd Street & Pacific Coast Highway, Suite 100
              ----------------------------------------------------
                         Sunset Beach, California 90742
                         ------------------------------
                    (Address of principal executive offices)

                                 (562) 592-2280
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2003, there were 2,741,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                                      INDEX
                                      -----


Financial Statements

    Condensed Balance Sheet as of June 30, 2003

    Condensed Statements of Operations for the three months and six months ended June 30, 2003 and 2002, and the period July 16, 2001 (inception) through June 30, 2003

    Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002, and the period July 16, 2001 (inception) through June 30, 2003

    Notes to Condensed Financial Statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------
                             CONDENSED BALANCE SHEET
                             -----------------------
                                  JUNE 30, 2003
                                  -------------
                                   (unaudited)



                                     ASSETS
                                     ------
ASSETS
   Cash                                                       $         46,824
   Accounts receivable, net                                             20,500
                                                              ----------------

     Total current assets                                               67,324
                                                              ----------------

PROPERTY AND EQUIPMENT
   Computer equipment, net                                                 618
                                                              ----------------

     Total property and equipment                                          618
                                                              ----------------

       Total assets                                           $         67,942
                                                              ================

                       LIABILITY AND STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITY
   Accounts payable                                           $         13,127
                                                              ----------------

     Total current liability                                            13,127
                                                              ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     2,741,000 shares issued and outstanding                             2,741
   Additional paid-in capital                                          106,574
   Deficit accumulated during development stage                        (54,500)
                                                              ----------------

       Total stockholders' equity                                       54,815
                                                              ----------------

         Total liabilities and stockholders' equity           $         67,942
                                                              ================


       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (unaudited)
                                   -----------

                                                                                                                     Period
                                                                                                                 July 16, 2001
                                                                                                                  (Inception)
                                           Three months ended June 30,          Six months ended June 30,           Through
                                           ------------------------------     -------------------------------       June 30,
                                               2003              2002              2003              2002             2003
                                           ------------     -------------     -------------     -------------     -------------
REVENUES
   Commissions                             $        ---     $         ---     $         ---     $         ---     $         200
   Consulting                                    14,750               ---            30,750               ---            45,250
   Hardware                                         ---               ---               ---               ---             3,000
                                           ------------     -------------     -------------     -------------     -------------

     Total revenues                              14,750               ---            30,750               ---            48,450

GENERAL AND ADMINISTRATIVE EXPENSE               15,357            16,058            23,470            28,486           102,950
                                           ------------     -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
   TAXES                                           (607)          (16,058)            7,280           (28,486)          (54,500)

PROVISION FOR INCOME TAXES                          ---               ---               ---               ---               ---
                                           ------------     -------------     -------------     -------------     -------------

NET INCOME (LOSS)                          $       (607)    $     (16,058)    $       7,280     $     (28,486)    $     (54,500)
                                           ============     =============     =============     =============      ============

BASIC INCOME (LOSS) PER SHARE              $       (.00)    $        (.01)    $         .00     $        (.02)     $       (.03)
                                           ============     =============     =============     =============     =============

DILUTIVE INCOME (LOSS) PER SHARE           $       (.00)    $        (.01)    $         .00     $           (.02) $        (.03)
                                           ============     =============     =============     ================  =============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         2,741,000         1,500,000         2,741,000         1,500,000         2,127,516
                                           ============     =============     =============     =============     =============


 See the accompanying notes to these condensed financial statements

                            STAR COMPUTING LIMITED
                            ----------------------
                          (A Development Stage Company)
                          -----------------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       -----------------------------------

                                                                                                                 Period
                                                                                                              July 16, 2001
                                                                                                               (inception)
                                                                        Six Months Ended June 30,                Through
                                                                    2003                    2002               June 30, 2003
                                                             -------------------     -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $             7,280     $           (28,486)   $           (54,500)
   Adjustments  to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Goods and services provided in exchange for additional
       paid-in capital                                                       900                   1,650                  5,122
     Depreciation expense                                                    332                      65                    474
     Changes in operating assets and liabilities
       Prepaid expenses                                                      ---                  10,500                    ---
       Accounts receivable                                                (3,000)                    ---                (20,500)
       Accounts payable                                                    8,962                   6,367                 13,127
                                                             -------------------     -------------------    -------------------

         Net cash provided by (used in) operating activities              14,474                  (9,904)               (56,277)
                                                             -------------------     -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                            ---                    (692)                (1,092)
                                                             -------------------     -------------------    -------------------

         Net cash used in investing activities                               ---                    (692)                (1,092)
                                                             -------------------     -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                  ---                     ---                104,193
   Proceeds from common stock subscribed                                     ---                  62,160                    ---
   Cost of fund raising                                                      ---                  (4,492)                   ---
                                                             -------------------     -------------------    -------------------

         Net cash provided by financing activities                           ---                  57,668                104,193
                                                             -------------------     -------------------    -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                14,474                  47,072                 46,824

CASH AND CASH EQUIVALENTS, beginning of period                           32,350                  16,026                    ---
                                                             -------------------      ------------------     ------------------

CASH AND CASH EQUIVALENTS, end of period                     $            46,824     $           63,098     $            46,824
                                                             ===================     ===================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                  $               ---     $               ---    $               ---
   Cash paid during the period for income taxes              $               900     $               ---    $               900


       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                             ----------------------
                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2003
                                  -------------





NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the result of operations for Star Computing Limited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Star Computing Limited's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC).

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

         The components of the Company's income tax provision for the three months and six months ended June 30, 2003 and 2002, and the period July 16, 2001 (inception) through June 30, 2003 consist of:

                                                                                                                         Period
                                                                                                                     July 16, 2001
                                                                                                                     (Inception)
                                                  Three months ended June 30,         Six months ended June 30,        Through
                                                -------------------------------    -------------------------------     June 30,
                                                     2003              2002             2003              2002            2003
                                                ---------------   -------------    -------------     -------------   -------------
Federal taxes (deferred)  capitalized start-up
costs for tax purposes                          $        (200)    $      (6,300)   $      (2,900)    $      (5,100)  $     (21,300)
Change in valuation account                               200             6,300            2,900             5,100          21,300
                                                -------------     -------------    -------------     -------------   -------------

                                                $         ---     $         ---    $         ---     $         ---   $         ---
                                                =============     =============    =============     =============   =============


         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2003 are as follows:


         Deferred income taxes
             Capitalized start-up costs for tax purposes                                            $        21,300
             Valuation allowance                                                                            (21,300)
                                                                                                    ---------------

                                                                                                    $           ---
                                                                                                    ===============

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of June 30, 2003.


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the three months ended June 30, 2003, the Company has recorded rent expense of $900. The president has waived reimbursement of the allocated rent and has considered them as additional paid-in capital.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

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

In addition, we have been providing computer systems set-up and operation consulting services to small companies. These small companies may already be existing clients through our resale business. We believe that there is a local niche market for these types of consulting services where small companies cannot justify having their own internal information technology or IT department. As well, these clients typically require web design services, and although we do not provide these services directly, we can coordinate these services to those clients through our network of web design and marketing firms.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $46,824 and accounts receivable of $20,500 as of June 30, 2003, making our total current assets $67,324 as of that date. The total of our net property and equipment was $618. Therefore, our total assets as of June 30, 2003 were $67,942. We believe that our available cash is sufficient to pay our day-to-day expenditures.

As of June 30, 2003, our current liabilities were $13,127, which were represented solely by accounts payable. We had no other long term liabilities, commitments or contingencies.

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003.
-----------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We realized revenues of $14,750 from providing consulting services during the three month period ended June 30, 2003. This is in comparison to the same period ended June 30, 2002, where we did not generate any revenues. We anticipate that our ability to generate revenues will continue to increase if we develop additional relationships with third party providers of components, systems and maintenance and repair products and services.

OPERATING EXPENSES. For the three month period ended June 30, 2003, our total expenses were approximately $15,357, all of which were general and administrative expenses. Therefore, our net loss for the three month period ended June 30, 2003, was $607. This is in comparison to the same period ended June 30, 2002, where we had total expenses of $16,058, all of which were general and administrative expenses, making our net loss for that period ended June 30, 2002 $16,058, which is substantially the same as the figure for this year.

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003.
---------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We realized revenues of $30,750 from providing consulting services during the six month period ended June 30, 2003. This is in comparison to the same period ended June 30, 2002, where we did not generate any revenues.

OPERATING EXPENSES. For the six month period ended June 30, 2003, our total expenses were approximately $23,470, all of which were general and administrative expenses. Therefore, our net income for the six month period ended June 30, 2003, was $7,280. This is in comparison to the same period ended June 30, 2002, where we had total expenses of $28,486, all of which were general and administrative expenses, making our net loss for that period ended June 30, 2002 $28,486. We experienced an increase in our net income during the period ended June 30, 2003 because we generated revenues during that period, as compared to the same period ended June 30, 2002.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have generated revenues of approximately $48,450 since our inception on July 16, 2001. We anticipate that we will generate more significant revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must increase our product offerings and market and promote our products. We must also obtain additional suppliers and customers to increase our supplier and customer base. We currently market our business primarily through referrals. Our president, Larry S. Poland, had a large foundation of business relationships and a strong reputation in the industry, which we believe has been transferred to us. We believe that referrals will continue to comprise a majority of our business. However, our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

We had cash of $46,824 as of June 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we may need to raise additional capital to conduct further marketing activities and expand our operations to the point at which we are able to operate profitably.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                        Star Computing Limited
                                        a Nevada corporation



August 14, 2003                By:      /s/  Larry S. Poland
                                        -----------------------------------
                                        Larry S. Poland
                               Its:     President, Treasurer, Director

CERTIFICATIONS
--------------

I, Larry S. Poland, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Star Computing Limited;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: August 14, 2003

/s/ Larry S. Poland
----------------------
Larry S. Poland
Chief Executive Officer and Chief Financial Officer