Form 10QSB
period 2003-09-30
STAR COMPUTING LTD
filed 2003-11-14
CIK 1164155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                          to
                                        ------------------------    ------------


Commission File Number:  000-49692


                             Star Computing Limited
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                      88-0504050
             ------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

              16543 22nd Street & Pacific Coast Highway, Suite 100
                         Sunset Beach, California 90742
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (562) 592-2280
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 12, 2003, there were 2,741,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                                      INDEX



Financial Statements

    Condensed Balance Sheet as of September 30, 2003

    Condensed Statements of Income (Operations) for the three months and nine months ended September 30, 2003 and 2002, and the period July 16, 2001 (inception) through September 30, 2003

    Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, and the period July 16, 2001 (inception) through September 30, 2003

Notes to Condensed Financial Statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 2003

                                   (unaudited)



                                     ASSETS
                                     ------

ASSETS
   Cash                                                                          $  34,254
   Accounts receivable, net                                                         20,500
                                                                                 ---------

     Total current assets                                                           54,754
                                                                                 ---------

PROPERTY AND EQUIPMENT
   Computer equipment, net                                                             528
                                                                                 ---------

     Total property and equipment                                                      528
                                                                                 ---------

       Total assets                                                              $  55,282
                                                                                 =========

                       LIABILITY AND STOCKHOLDERS' EQUITY
                       ----------------------------------

CURRENT LIABILITY
   Accounts payable                                                              $   6,516
                                                                                 ---------

     Total current liability                                                         6,516
                                                                                 ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     2,741,000 shares issued and outstanding                                         2,741
   Additional paid-in capital                                                      107,025
   Deficit accumulated during development stage                                    (61,000)
                                                                                 ---------

       Total stockholders' equity                                                   48,766
                                                                                 ---------

         Total liability and stockholders' equity                                $  55,282
                                                                                 =========


       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                   CONDENSED STATEMENTS OF INCOME (OPERATIONS)

                                   (unaudited)

                                                                                                                         Period
                                                                                                                     July 16, 2001
                                                                                                                       (Inception)
                                               Three months ended September 30,    Nine months ended September 30,       Through
                                                -----------------------------       ----------------------------      September 30,
                                                    2003              2002              2003             2002              2003
                                                -----------       -----------       -----------      -----------       -----------
REVENUES
   Consulting                                   $     6,500       $        --       $    37,250      $        --       $    51,750
   Hardware                                              --                --                --               --             3,000
   Commissions                                           --                --                --               --               200
                                                -----------       -----------       -----------      -----------       -----------


     Total revenues                                   6,500                --            37,250               --            54,950

GENERAL AND ADMINISTRATIVE EXPENSE                   13,001            31,198            36,471           59,684           115,950
                                                -----------       -----------       -----------      -----------       -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
   TAXES                                             (6,501)          (31,198)              779          (59,684)          (61,000)

PROVISION FOR INCOME TAXES                               --                --                --               --                --
                                                -----------       -----------       -----------      -----------       -----------

NET INCOME (LOSS)                               $    (6,501)      $   (31,198)      $       779      $   (59,684)      $   (61,000)
                                                ===========       ===========       ===========      ===========       ===========

BASIC AND DILUTIVE INCOME (LOSS) PER SHARE      $      (.00)      $      (.01)      $       .00      $      (.03)      $      (.03)
                                                ===========       ===========       ===========      ===========       ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             2,741,000         2,632,945         2,741,000        1,904,147         2,200,249
                                                ===========       ===========       ===========      ===========       ===========

       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                                   Period
                                                                                                               July 16, 2001
                                                                                                                (inception)
                                                                       Nine Months Ended September 30,            Through
                                                                          2003                2002           September 30, 2003
                                                                       ---------            ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $     779            $ (59,684)           $ (61,000)
   Adjustments  to  reconcile  net  income  (loss)  to  net  cash provided by (used in) operating activities
     Goods and  services  provided  in  exchange  for  additional
       paid-in capital                                                     1,350                1,650                5,573
     Depreciation expense                                                    422                   65                  564
     Changes in operating assets and liabilities
       Prepaid expenses                                                       --               10,500                   --
       Accounts receivable                                                (3,000)                  --              (20,500)
       Accounts payable                                                    2,353                5,716                6,516
                                                                       ---------            ---------            ---------

         Net cash provided by (used in) operating activities               1,904              (41,753)             (68,847)
                                                                       ---------            ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                                             --                 (692)              (1,092)
                                                                       ---------            ---------            ---------

         Net cash used in investing activities                                --                 (692)              (1,092)
                                                                       ---------            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                   --                   --              104,193
   Proceeds from common stock subscribed                                      --               74,460                   --
   Cost of fund raising                                                       --               (4,492)                  --
                                                                       ---------            ---------            ---------

         Net cash provided by financing activities                            --               69,968              104,193
                                                                       ---------            ---------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,904               27,523               34,254

CASH AND CASH EQUIVALENTS, beginning of period                            32,350               16,026                   --
                                                                       ---------            ---------            ---------

CASH AND CASH EQUIVALENTS, end of period                               $  34,254            $  43,549            $  34,254
                                                                       =========            =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                            $      --            $      --            $      --
   Cash paid during the period for income taxes                        $      --            $      --            $     900

       See the accompanying notes to these condensed financial statements

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


NOTE 1 - COMPANY OPERATIONS

         The accompanying unaudited condensed financial statements reflect the results of operations for Star Computing Limited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair representation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Star Computing Limited's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (SEC).

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

         The components of the Company's income tax provision for the periods three and nine months ended September 30, 2003 and 2002, and the period July 16, 2001 (inception) through September 30, 2003 consist of:

                                                                                                                      Period
                                                                                                                  July 16, 2001
                                                                                                                   (Inception)
                                             Three months ended September 30,    Nine months ended September 30,      Through
                                             -------------------------------     -------------------------------   September 30,
                                                  2003              2002              2003              2002            2003
                                             -------------     -------------     -------------     -------------   -------------
Federal taxes (deferred) net operating loss  $       2,600     $       9,400     $          --     $      17,900   $      23,600
Change in valuation account                         (2,600)           (9,400)               --           (17,900)        (23,600)
                                             -------------     -------------     -------------     -------------   -------------
                                             $          --     $          --     $          --     $          --   $          --
                                             =============     =============     =============     =============   =============


         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2003 are as follows:


         Deferred income taxes
             Net operating loss carryforwards       $          23,600
             Valuation allowance                              (23,600)
                                                    -----------------
                                                    $              --
                                                    =================

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the capitalized start-up costs, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of September 30, 2003.

         The Company  has net  operating  loss  carryforwards  of  approximately
$59,000 for federal and state reporting purposes which expire at various dates through 2021.


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the nine months and three months ended September 30, 2003, the Company has recorded rent expense of $1,350 and $450, respectively. The president has waived reimbursement of the allocated rent and has considered them as additional paid-in capital.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

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

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In that regard, during the quarter ending September 2003 we entered into a letter of intent with VitroTech Inc., ("VitroTech") a privately held Delaware corporation and its stockholders to merge with VitroTech. The proposed merger is to be accomplished by forming a wholly-owned merger subsidiary which would then merge with and into VitroTech, with VitroTech being the survivor. In addition, VitroTech's outstanding shares would then be converted into shares of our common stock.

Prior to and as a condition of closing, VitroCo, Inc., ("VitroCo") the holding entity of certain of VitroTech's intellectual property will enter into an exclusive distribution agreement with VitroTech covering intellectual property as agreed to by the parties to the merger. VitroTech's sole assets are subject to a master distribution agreement with VitroCo and assignment of distribution agreements from VitroCo. The master distribution agreement is still being negotiated and will be finalized prior to closing.

The letter of intent also specifies that the proposed merger will be part of a series of interdependent transactions pursuant to which we will also acquire substantially all of the assets of Seegott, Inc., a privately held Ohio corporation ("Seegott"), and Gitto Global Corporation, a privately held Massachusetts corporation ("Gitto") through the formation of two additional wholly-owned acquisition subsidiaries.

As a condition of closing the merger, we will need to raise at least $500,000 and form the acquisition subsidiaries. We anticipate raising those funds through equity financings, although we cannot guarantee that we will be able to do so. Under the terms of the proposed merger, we will issue approximately 45,000,000 shares of our common stock to the VitroTech shareholders and the holders of the Seegott assets and the Gitto Assets, such that subsequent to this issuance we will not have more than 50,000,000 shares issued and outstanding, which is our total authorized number of common stock. Also, pursuant to the terms of the proposed merger and prior to closing, we will use our best efforts to restructure current debt of Seegott and Gitto, which is currently secured by the Seegott assets and the Gitto assets. Under the terms of the proposed merger, and following closing, we will change our name to VitroTech Inc. or a similar name.

However, the proposed asset acquisitions from Seegott and Gitto and the terms of the merger have yet to be finalized and may change from those specified in the letter of intent if the current debt of Seegott and Gitto cannot be restructured in a manner satisfactory to all parties, specifically the current third party debt holders. If the current debt of Seegott and Gitto cannot be restructured, then we will not be able to acquire the assets of Seegott and Gitto concurrently with the VitroTech closing and we will attempt to restructure the terms of the proposed asset acquisitions.

We hope to conclude these series of transactions during December 2003, there is no guarantee that the proposed transactions will occur in the manner contemplated in this report, or that they will be consummated at all. We believe that these transactions will increase the value of our common stock to our shareholders, however, we cannot guaranty that we will be able to consummate this transaction or that we will be able to acquire any such entity, or that in the event that we acquire another entity, that this acquisition will increase the value of our common stock. We intend to continue providing our computer consulting services until such time as we consummate such an agreement.

Liquidity and Capital Resources. We had cash of $34,254 and accounts receivable of $20,500 as of September 30, 2003, making our total current assets $54,754 as of that date. The total of our net property and equipment was $528. Therefore, our total assets as of September 30, 2003 were $55,282. We believe that our available cash is sufficient to pay our day-to-day expenditures.

As of September 30, 2003, our current liabilities were $6,516, which were represented solely by accounts payable. We had no other long term liabilities, commitments or contingencies.

For the three month period ended September 30, 2003.

Results of Operations.

Revenues. We realized revenues of $6,500 from providing consulting services during the three month period ended September 30, 2003. This is in comparison to the same period ended September 30, 2002, where we did not generate any revenues. We anticipate that our ability to generate revenues will continue to increase if we develop additional relationships with third party providers of components, systems and maintenance and repair products and services.

Operating Expenses. For the three month period ended September 30, 2003, our total expenses were approximately $13,001, all of which were general and administrative expenses. Therefore, our net loss for the three month period ended September 30, 2003, was $6,501. This is in comparison to the same period ended September 30, 2002, where we had total expenses of $31,198, all of which were general and administrative expenses, making our net loss for that period ended September 30, 2002 $31,198. We experienced lower general and administrative expenses during the period ended September 30, 2003 as compared to the same period ended in 2002 was largely due to the fact that we incurred expenses associated with becoming a public company during 2002.

For the nine month period ended September 30, 2003.

Results of Operations.

Revenues. We realized revenues of $37,250 from providing consulting services during the nine month period ended September 30, 2003. This is in comparison to the same period ended September 30, 2002, where we did not generate any revenues.

Operating Expenses. For the nine month period ended September 30, 2003, our total expenses were approximately $36,471, all of which were general and administrative expenses. Therefore, our net income for the nine month period ended September 30, 2003, was $779. This is in comparison to the same period ended September 30, 2002, where we had total expenses of $59,684, all of which were general and administrative expenses, making our net loss for that period ended September 30, 2002 $59,684. We experienced an increase in our net income during the period ended September 30, 2003 because we generated revenues during that period, as compared to the same period ended September 30, 2002, where we did not generate any revenues.

Our Plan of Operation for the Next Twelve Months. We have generated revenues of approximately $54,950 since our inception on July 16, 2001. We anticipate that we will generate more significant revenues in the next twelve months. To effectuate our business plan during the next twelve months, we must increase our product offerings and market and promote our products. We must also obtain additional suppliers and customers to increase our supplier and customer base. We currently market our business primarily through referrals. Our president, Larry S. Poland, had a large foundation of business relationships and a strong reputation in the industry, which we believe has been transferred to us. We believe that referrals will continue to comprise a majority of our business. However, our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

We had cash of $34,254 as of September 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we may need to raise additional capital to conduct further marketing activities and expand our operations to the point at which we are able to operate profitably.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b) Reports on Form 8-K

    None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Star Computing Limited
                                        a Nevada corporation



November 12, 2003                       By:  /s/ Larry S. Poland
                                             -----------------------------------
                                             Larry S. Poland
                                        Its: President, Treasurer, Director