Form 10KSB
period 2003-12-31
STAR COMPUTING LTD
filed 2004-04-14
CIK 1164155

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-49692

                              VITROTECH CORPORATION
                   (FORMERLY KNOWN AS STAR COMPUTING LIMITED)
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


                      Nevada                            88-0504050
           ------------------------------             --------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

                         5 Hutton Centre Dr., Suite 700
                           Santa Ana, California 92707
                   -------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:    (714) 708-4700

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class       Name of each exchange on which each is registered
    -------------------       -------------------------------------------------
          None                                   None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                 --------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The Issuer's revenues for the fiscal year ended December 31, 2003 were $16,750.

      The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of April 8, 2004 was 144,833,332. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 8, 2004, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $51,404,011.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

      Transition Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                               Page
PART I                                                                                                         ----

         ITEM 1.      DESCRIPTION OF BUSINESS.............................................................        3
         ITEM 2.      DESCRIPTION OF PROPERTY.............................................................       15
         ITEM 3.      LEGAL PROCEEDINGS...................................................................       15
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS....................................................................       15

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.........................................................       16
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS................................................       17
         ITEM 7.      FINANCIAL STATEMENTS................................................................       23
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................................       23
         ITEM 8A.     CONTROLS AND PROCEDURES.............................................................       24

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT...................................................       25
         ITEM 10.     EXECUTIVE COMPENSATION..............................................................       30
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...............................................................       34
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................       35
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K....................................................       36
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................................       37

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors That May Affect Future Results" and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Annual Report.

As used in this Annual Report on Form 10-KSB, unless the context otherwise requires, the terms "we", "us", the "Company" and "VitroTech" refer to VitroTech Corporation, a Nevada corporation, from and after the Exchange (as defined below) on February 3, 2004 and the term "Star" refers to the Company prior to February 3, 2004. The financial statements included herein are the financial statements of Star and do not include financial statements of VitroCo.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

VitroTech, a Nevada corporation originally incorporated under the name Star Computing Limited, was formed on July 16, 2001. We are engaged in the materials technology business which includes, but is not limited to, the mining, processing, marketing and sale of a family of proprietary amorphous aluminosilicate based products designed to improve performance and quality of a broad array of manufacturing applications.

Our initial products are Vitrolite(R) - a processing additive for use in plastics manufacturing - and Vitrocote(R) - a processing additive for use in the paint and coatings industry. We have identified various new product applications and product line extensions and are involved in ongoing product research and development efforts in that regard. Through December 31, 2003, sales of our products had been limited and our efforts had been concentrated on product development, testing and proving and assembling our sales and support organization. During 2003, we commenced a large-scale marketing program and sales of commercial quantities of product began.

Our executive offices are located at 5 Hutton Centre Dr., Suite 700, Santa Ana, California 92707 and our telephone number is (714) 708-4700.

HISTORY AND DEVELOPMENT OF THE COMPANY

From July 16, 2001 (inception) until February 2004, Star was a development stage company in the business of selling refurbished and closeout models of consumer-related computer hardware, including desktops, notebooks, monitors, modems, servers, and storage and memory from various manufacturers.

On February 3, 2004, pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement"), Star acquired 100% of VitroCo Incorporated (formerly, VitroCo Materials LLC) ("VitroCo") in exchange for 15,000,000 shares (60,000,000 shares after giving effect to a March 2004 stock split) of Star common stock and 100% of the stock of VitroTech Corporation ("VitroTech Delaware") in exchange for 14,875,000 shares (59,500,000 shares after giving effect to the March 2004 stock split) of Star common stock (the "Exchange"). In conjunction with the Exchange, 6,043,496 shares (24,173,984 shares after giving effect to the March 2004 stock split) of Star common stock held by Star shareholders were redeemed for $22,500. Immediately following the Exchange, the pre-Exchange shareholders of VitroCo and VitroTech Delaware held approximately 85.7% of our common stock and the pre-Exchange shareholders of Star held approximately 14.3% of our common stock.

In conjunction with the Exchange, all of the officers and directors of Star resigned and Jess Rae Booth was appointed President and sole director of Star and the prior operations of Star were terminated.

Following the Exchange, and through April 1, 2004, we (1) assumed as our principal operations the operations of VitroCo, (2) raised $2,000,000 through the sale of 1,333,333 shares (5,333,332 shares after giving effect to the March 2004 stock split) of our common stock and warrants in February 2004, (3) effected, as of March 8, 2004, a 4-for-1 stock split, (4) changed our name, effective April 1, 2004, to VitroTech Corporation, and (5) appointed additional officers. In April 2004, we entered into an agreement to acquire from Hi-Tech Environmental Products, LLC ("Hi-Tech") the Indian Hill Processing Facility (defined below) and expanded our board of directors and appointed additional directors.

VitroCo, our principal operating subsidiary, prior to and in conjunction with the Exchange, acquired the principal operations and assets, and assumed certain liabilities of, Hi-Tech. See "--VitroCo Reorganization" for a discussion of the prior operations of Hi-Tech and the terms of the VitroCo Reorganization.

VITROCO REORGANIZATION

-- Overview of Prior Operations

Our operations are a continuation of operations originally conducted by Hi-Tech.

Hi-Tech was formed in May 1997 to exploit and commercialize a deposit of amorphous aluminosilicate (the "Mineral") located in Calaveras County, California (the "EIG Property"). In September 1997, certain principals of Hi-Tech formed Enviro Investment Group, LLC ("EIG") to acquire the Mineral on the EIG Property. Subsequently, in July 1998, EIG and Hi-Tech entered into an agreement (the "EIG Mining Agreement") pursuant to which Hi-Tech secured the exclusive right to mine Mineral from the EIG Property in exchange for the payment of certain per pound payments for each pound of Mineral mined and sold and subject to certain minimum payments.

Upon securing mining rights with respect to the EIG Property, Hi-Tech commenced product research and development efforts in conjunction with various university researchers with a goal of proving the viability of the Mineral as a process enhancer and developing a family of commercial products utilizing the Mineral.

In March 2002, Hi-Tech entered into an exclusive agreement (the "Red Rock Mining Agreement") with Red Rock Canyon Mineral, LLC ("Red Rock LLC") and a second agreement (the "Valley Springs Mining Agreement") with Valley Springs Mineral, LLC ("Valley Springs LLC"), both entities controlled by certain principals of Hi-Tech, pursuant to which Hi-Tech secured from those entities the rights to mine Minerals from a property in Kern County, California (the "Red Rock Canyon Property") and a second property in Calaveras County, California (the "Valley Springs Property"), respectively on terms similar to the EIG Mining Agreement.

From inception to early 2003, Hi-Tech's operations were primarily focused on securing rights to Minerals, conducting product research and development and testing, initial mining and processing of Minerals to establish an inventory of available product and limited sales and marketing activities. In 2003, Hi-Tech implemented a formal sales and marketing plan and began the sale of commercial quantities of its products.

In 2003, a subsidiary of Hi-Tech entered into an agreement to purchase from North American Refractories Company a processing facility (the "Indian Hill Processing Facility") for $425,000 with a view to securing captive Mineral processing capacity. Purchase of the Indian Hill Processing Facility was completed in February 2004.

In order to finance its operations, between 1999 and 2003, Hi-Tech conducted private placements of (1) promissory notes with contingent interest based on Mineral sold (the "Contingent Interest Notes Payable") and (2) membership interests. Pursuant to those private placements, Hi-Tech raised a total of approximately $14,500,000, net of expenses, from the sale of Contingent Interest Notes Payable and $8,300,000, net of expenses, from the sale of membership interests. As of December 31, 2003, approximately $8,754,000 of Contingent Interest Notes Payable remained outstanding, the balance having either been paid in full or converted to membership interests. Contingent Interest Notes Payable remaining outstanding having maturity dates ranging from December 31, 2004 to December 31, 2005, bear interest at 10% and pay contingent interest ("Contingent Interest") ranging from $0.10 to $0.15 per pound of Minerals sold up to a maximum number of pounds ranging from 500,000,000 to 1,000,000,000 pounds.

Pursuant to agreements with certain members of Hi-Tech and EIG, certain membership interests in Hi-Tech and EIG were redeemed in 2001 and, in connection therewith, Hi-Tech undertook to mine and/or sell certain Minerals to or on behalf of the redeemed members. All obligations to mine and/or sell Minerals to or on behalf of the redeemed members have been subsequently terminated pursuant to settlement agreements entered into in March 2004 except that we may be required to mine and sell to a former member, at cost plus 5%, up to an aggregate of 3,000 tons of Minerals provided that the amount required to be mined does not adversely impact obligations to mine Minerals on behalf of third parties and does not exceed, on an annual basis, 10% of our annual mining capacity.

-- Terms of Reorganization

In February 2004, immediately prior to, the Exchange, Hi-Tech formed VitroCo as a wholly-owned subsidiary and transferred to VitroCo the principal operating assets and operations of Hi-Tech and VitroCo assumed the principal liabilities of Hi-Tech (the "VitroCo Reorganization"). The assets transferred to VitroCo pursuant to the terms of the VitroCo Reorganization included all accounts receivable, inventories, bonds and advances with respect to mining properties, equipment and related operating assets of Hi-Tech. Additionally, Hi-Tech transferred to VitroCo certain intangible property and contractual rights including all rights under patents, trademarks, tradenames and other intellectual property rights relating to or used in the transferred operations and certain distributor agreements, consulting agreements, OEM agreements and other agreements relating to the transferred operations, including the EIG Mining Agreement, the Red Rock Canyon Mining Agreement and the Valley Springs Mining Agreement.

Liabilities assumed by VitroCo pursuant to the VitroCo Reorganization included substantially all accounts payable, accrued expenses and notes payable, including all Contingent Interest Notes Payable and accrued interest, both fixed and contingent, payable thereunder.

In conjunction with the VitroCo Reorganization, and as a condition of the transfer of the various mining agreements, VitroCo and Hi-Tech entered into a Royalty Agreement (the "Hi-Tech Royalty Agreement") pursuant to which VitroCo agreed to pay to Hi-Tech a royalty with respect to all Minerals mined and sold by VitroCo from the EIG Property, the Red Rock Canyon Property and the Valley Springs Property as well as other properties, if any, controlled by affiliated entities. Royalties payable under the Hi-Tech Royalty Agreement are $1.00 per pound of Mineral sold and paid for. During 2004 and 2005, the royalty payable under the Hi-Tech Royalty Agreement is subject to downward adjustment in the event that the average price of Materials sold and collected by VitroCo for any calendar month is less than $5.25 per pound, provided that the adjusted royalty will in no event be less than $0.75 per pound for any month. Pursuant to an amendment to the Hi-Tech Royalty Agreement, payment of the royalty is deferred until we shall have reported, for a calendar quarter, positive cash flow from operations.

Upon completion of the VitroCo Reorganization, VitroCo assumed, and Hi-Tech terminated, all rights and operations relating to the mining, processing, sale and distribution of the Minerals and all personnel of Hi-Tech involved in such operations were transferred to VitroCo. Following the VitroCo Reorganization, Hi-Tech's holdings and operations were limited to holding its ownership interest in VitroCo and rights under the Hi-Tech Royalty Agreement, holding its ownership interest in the Indian Hill Processing Facility (which interest was subsequently sold to VitroTech), holding certain interests in other entities and assets unrelated to the mining of the Mineral and certain other excluded assets.

INDUSTRY OVERVIEW

We believe that the development and sale of performance enhancing products for industrial and manufacturing applications is a multi-billion annual industry. A vast array of specialty powders and chemicals are sold to virtually every manufacturing segment worldwide to enhance product performance and manufacturing economics. Our initial target markets -- the plastics industry and the paint and coatings industry -- incorporate a wide variety of specialty chemicals and powders designed to improve flow and dispersion properties, reduce raw material usage, improve appearance and durability and reduce overall manufacturing costs, among other applications.

According to published sources, worldwide plastics production exceeds 375 billion pounds annually. The North American market accounts for approximately 27% of worldwide plastics consumption with the U.S. plastics industry accounting for annual sales of approximately $400 billion. Principal products include polypropylene (PP), polyvinyl chloride (PVC), high density polyethylene (HDPE), low density polyethylene (LDPE), polycarbonate (PC) and polystyrene (PS). Principal consumers of plastics products are the packaging, agricultural, automotive and electronics industries.

According to published sources, the paint industry is comprised of manufacturers, raw materials suppliers and distributors whose annual sales in North America were approximately 1.3 billion gallons or $16.5 billion in 1999. The paint industry is generally classified in three segments -- the architectural segment, or house paint; the OEM segment, also known as industrial coatings; and the special purpose coatings segment.

Architectural coatings are paints and coatings applied on-site to new and existing residential, commercial, institutional and industrial buildings and include exterior paint, interior paint, lacquers and other finishes. Architectural coatings are sold to consumers, painters, builders, contractors, and the government through both retail and wholesale channels.

Principal users of OEM, or industrial, coatings include the automotive, machinery and equipment, metal container, and metal furniture and fixtures industries, among others. Industrial coatings are coatings that are factory-applied to manufactured goods as part of the production process. Industrial coatings decorate and protect virtually all manufactured goods. Illustrative of uses of industrial coatings is the automotive industry, a $300 billion annual industry, in which the cost of paint represents approximately one percent of the selling price of an average automobile. Paints and coatings are the primary inhibitor of rust on automobiles.

Special purpose coatings are primarily used where durability is the key objective. Applications of special purpose coatings include: high performance maintenance coatings used to combat corrosion of exposed steel in structures, tanks, pipes, industrial equipment and tank linings; marine coatings used to protect ships, pleasure craft, oil rigs and equipment exposed to water; automotive refinishing applications; and highway and traffic signs, among other applications.

PRODUCTS

We are developing a family of proprietary products incorporating the Mineral as a performance additive in a variety of industrial applications.

Our initial product offerings are targeted to the plastics industry and to the paint and coatings industry. Additional product offerings are being considered for the cementitious, textile, rubber, electronics, ceramics and refractory industries.

-- Plastics Applications

We presently market to the plastics industry high performance powder and compounds under the trade name Vitrolite(R). Vitrolite(R) is a white translucent, odorless powder comprised of non-toxic amorphous aluminosilicate. Vitrolite(R) is offered in a variety of grades suited to different end use applications. Vitrolite XP and CL are used to reduce costs and increase productivity in plastic processing and manufacturing operations. Use of small amounts of Vitrolite(R) (up to 1% by weight) in polymers changes the polymer viscosity in all plastics manufacturing processes, thus offering a variety of benefits that may include:

      o     reduced cycle time
      o     decreased raw material usage
      o     reduced cost of additives because of improved dispersion
      o     reduced mechanical stress and parts rejection
      o reduced polymer costs, if lower cost resins can be used or re-processed material can be incorporated
      o     improved product finish
      o     improved overall process economics

Vitrolite(R) is chemically non-reactive, non-migratory and is compatible with all known polymers.

-- Paint and Coatings Applications

We presently market to the paints, polymer coatings and fabrics industries an optical enhancer, rheology modifer and physical performance aid for polymer coatings and fabrics under the tradename Vitrocote(R). Vitrocote(R) is a white, transparent to translucent (depending on particle size) odorless powder comprised of non-toxic amorphous aluminosilicate. Vitrocote(R) is offered in grades F and FC. These products have a particle size cut off of 10 microns and the FC product is of higher purity and has less coloration contamination.

Used as an optical enhancer in high performance paint coatings, Vitrocote(R) acts as a spacer between particles of mica, aluminum or micro-fine glass in pigmented coatings dramatically improving desired optical effects at a wide range of viewing angles. Blended as a replacement for equivalent weights of inert or, in some cases, active pigment at 1% to 5% by pigment weight (or, in the case of highly pigmented systems, >10%), Vitrocote(R):

      o     increases optical depth, clarity and brilliance in metallic coatings
      o     improves distinctiveness of image in solid color coatings
      o reduces active pigment loading while achieving desired color saturation, brilliance and other film esthetics
      o     improves control of interfering pigments
      o reduces mottling and orange peel, providing a uniform, reduced blemish surface

As an optical enhancer, Vitrocote(R) is chemically non-reactive and is compatible with metallic and solid color basecoats, clear topcoats and specialty coatings, both in solvent and water based systems.

Used as a rheology modifer, Vitrocote(R) enhances the flow properties of materials under specific delivery conditions, including spraying, rolling and extruding. Based on the enhanced dispersion and distribution of companion additives in formulas, Vitrocote(R):

      o provides vastly improved and faster dispersion of pigments, extenders and other coating raw materials
      o improves the performance of other additives in formulations, minimizing the loading of expensive materials

When tested as a high performance processing aid for thermal barrier coatings, Vitrocote(R) decreased thermal conductivity properties of coatings. Use of small amounts of Vitrocote(R) (1% to 4% by weight) aids in the performance of thermal barrier coatings by:

      o     dramatically decreasing the thermal conductivity of coatings/films
      o improving the efficiency of dispersing metallic fillers, binders and other raw materials
      o     improving the suspension of coatings materials

As a processing aid for thermal barrier coatings, Vitrocote(R) is chemically non-reactive and compatible with most coatings materials.

-- Potential Rubber Applications

We anticipate developing a product line incorporating the Mineral for use in the rubber industry to be marketed under the name Vitrosil(R). Based on research and testing to date, we believe that Vitrosil(R) will offer improved strength, durability and overall performance for both standard and custom molded rubber parts. Product testing and market research are continuing and no firm schedule has, as yet, been set for the introduction of Vitrosil(R).

-- Potential Cementitious Applications

We have conducted research with California State University, Fullerton regarding uses of the Mineral in the cement industry to improve strength, reduce weight, improve finish and improve resistance to moisture, weathering and temperature extremes. Based on this effort, we believe that significant opportunities for sales of our Mineral will result from these discoveries.

-- Potential Ceramics and Refractory Applications

We anticipate developing a product line incorporating the Mineral for use in the ceramics and refractories industries to be marketed under the name Vitrotherm(TM). Based on research and testing to date, we believe that Vitrotherm(TM) will offer improved flow properties for self-leveling and pumpable castable refractories, reduced shrinkage in the casting process, and increased strength, reduced thermal conductivity and increased resistance to thermal shock in ceramic products. Product testing and market research are continuing and no firm schedule has, as yet, been set for the introduction of Vitrotherm(TM).

-- Other Potential Products and Applications

We are conducting ongoing research and product development to deliver additional products to our current and anticipated markets and to develop products for other industrial applications.

We are presently developing a product line incorporating the Mineral for use in both the plastics and the paint and coatings industries to be marketed under the name Vitropurge(R). Based on extensive research and testing to date, we believe that Vitropurge(R) will offer improved purging or cleaning of machinery and equipment used in both paint and coatings applications, processing and manufacturing and plastics molding and processing. Product testing and market research are continuing and no firm schedule has, as yet, been set for the introduction of Vitropurge(R).

We have also identified potential uses of the Mineral in the electronics industry to improve electrical, thermal, structural, rheological and flame suppression properties and, the hazardous waste industry as an impermeable water barrier to eliminate migration of hazardous materials in landfills and nuclear waste sites. Product research and development will be conducted to develop products for each of these and other industrial applications. No schedule has, as yet, been set for the introduction of any other products.

MINING OPERATIONS

-- Mining Properties and Mineral Interests

We hold rights to mine all of the Mineral located on an eighteen (18) acre site in Calaveras County, California (the "EIG Property") and a 288 acre site in Kern County, California (the "Red Rock Canyon Property") and, subject to closing on the acquisition of underlying property or Mineral interests by Valley Springs LLC an eighty (80) acre site in Calaveras County, California (the "Valley Springs Property").

EIG Property. Pursuant to the terms of the EIG Mining Agreement, we have the right to mine Minerals from the EIG Property through March 31, 2017. Our rights to mine the EIG Property are subject to satisfaction of EIG's ongoing obligations under a September 1997 Purchase and Sale Agreement pursuant to which EIG originally acquired the rights to mine the property through March 31, 2017 in exchange for certain payments from EIG to the property owner, which payment obligations include a required annual payment in an amount equal to the greater of $50,000 or $1.39 per cubic yard of Mineral mined during the year.

Under the EIG Mining Agreement, we are obligated to pay to EIG the following amounts per pound of Mineral excavated from the EIG Property and sold and collected by us:

                       Year            Price Per Pound

                       2004            $0.875
                       2005            $1.00 plus Cost of Living Adjustment

Beginning in January 2005, and annually thereafter, the price per pound is subject to annual increase based on the annual increase in the Bureau of Labor Statistics Paint Raw Material Index (comparing the month of October of the immediately preceding year to the month of October in the prior year).

Under the EIG Mining Agreement, we are also obligated to purchase from EIG (in aggregate with purchases from Red Rock LLC and Valley Springs LLC), after February 3, 2004 and by the following dates, the following aggregate minimum amounts of Mineral:

 Purchase Date                    Amount in Pounds

 December 1, 2005                       7,500,000
 December 1, 2006                      10,000,000
 December 1, 2007                      12,500,000
 December 1, 2008                      15,000,000
 Each December 1 thereafter            10% in excess of the prior year's minimum
                                       requirement

Based on drill borings on the site, Golder Associates, Inc., an independent geotechnical engineering consultant, estimated reserves of amorphous aluminosilicate in place on the EIG Property of approximately 1.6 billion pounds. Mining of the EIG Property is of an open-pit nature. No estimate has been made with respect to the potential loss of material that may result from mining or preparation operations. As of December 31, 2003, from the commencement of mining operations by Hi-Tech at the site, approximately 35 million pounds of Mineral had been mined from the EIG Property. Mining of the property will be conducted on an as needed basis to meet our anticipated product delivery requirements.

The EIG Property is readily accessible from state and county roadways. Because of the nature of mining operations conducted, there is no physical plant or equipment located on the EIG Property.

Prior to commencement of Hi-Tech's mining operations on the EIG Property, mining operations were conducted on the property from the mid-1800s to present by various property owners.

Pursuant to the terms of the EIG Mining Agreement, we may not sell or distribute products that are competitive with the Mineral, other than Mineral from the Red Rock Canyon Property, the Valley Springs Property or a property under common ownership with EIG or those properties, until such time as we have purchased and paid for at least 75% of the Mineral located on the EIG Property. Additionally, pursuant to the EIG Mining Agreement, we granted EIG a non-terminable worldwide, non-exclusive royalty free and paid up perpetual license to utilize all of our technologies relating to the Minerals from and after a default by us under the EIG Mining Agreement or the termination, for any reason, of the EIG Mining Agreement.

Red Rock Canyon Property. Pursuant to the terms of the Red Rock Canyon Mining Agreement, we have the right to mine Minerals from the Red Rock Canyon Property through April 2036. Our rights to mine the Red Rock Canyon Property are subject to satisfaction of Red Rock LLC's ongoing obligations under a July 2002 agreement pursuant to which Red Rock LLC originally acquired the rights to mine the property through July 2036 in exchange for certain payments from Red Rock LLC to the property owner. Red Rock LLC is obligated to pay to the property owner a total of $1.5 million, $300,000 of which was paid at closing with the balance of $1.2 million being payable over seven years based on Mineral production subject to minimum annual payments of $150,000 plus interest at 7% on the unpaid balance. The sellers of the Red Rock Canyon Property reserved the right to mine up to 1,000 tons of calcium bentonite from the Red Rock Canyon Property.

Under the Red Rock Canyon Mining Agreement, we are obligated to pay to Red Rock LLC amounts per pound of Mineral excavated from the Red Rock Canyon Property and sold by us and we are subject to cumulative minimum purchase requirements. Both the per pound payment and the minimum purchase requirements with respect to the Red Rock Canyon Property are identical to the requirements established for the EIG Property. The Red Rock Canyon Mining Agreement includes non-compete and license provisions identical to those pertaining to the EIG Property. We are also obligated to advance to Red Rock LLC all amounts necessary to secure the rights relative to the Red Rock Property (including the payments to the land owners), all of which amounts will be treated as advances against per pound payment obligations.

Prior to the sale of the Red Rock Canyon Property to Red Rock LLC, the owner, Joseph Mathewson, conducted mining operations for more than twenty years. The Red Rock Canyon Property is zoned for mining, all entitlements are in place to continue mining activities on the property and no royalties are payable to the prior owners. The Red Rock Canyon Property is estimated to contain approximately
6.0 billion pounds of material. Mining of the Red Rock Canyon Property is of an open-pit nature. No estimate has been made with respect to the potential loss of material that may result from mining or preparation operations. Hi-Tech commenced mining of the Red Rock Canyon Property in 2003 and, as of March 31, 2004, had mined approximately 2 million pounds of Mineral.

The Red Rock Canyon Property is readily accessible from state and county roadways pursuant to a Bureau of Land Management right of way. The right of way expires in five years, at which time the right of way is subject to renewal. Because of the nature of mining operations conducted, there is no physical plant or equipment located on the Red Rock Canyon Property.

Valley Springs Property. Pursuant to the terms of the Valley Springs Mining Agreement, we have the right to mine Minerals from the Valley Springs Property through April 2036. Our rights to mine the Valley Springs Property are subject to satisfaction of Valley Springs LLC's ongoing obligations under a July 2002 agreement pursuant to which Valley Springs LLC has entered into an agreement to acquire the rights to mine the property through July 2036 in exchange for certain payments from Valley Springs LLC to the property owner. Valley Springs LLC will be obligated to pay to the property owners (1) to one owner, a total of $1.75 million, $250,000 of which is to paid at closing with the balance of $1.5 million being payable in quarterly installments of $100,000 and, (2) to a second owner, a royalty based on Mineral excavated and sold in the amount of $0.50 per pound in 2004, $0.59 per pound in 2005 and thereafter $0.67 per pound subject to an annual cost of living adjustment. Our rights to mine the Valley Springs Property are subject to the right of one property owner to require us to mine for, and sell to, it up to fifty percent (50%) of the Mineral on the property for cost (including certain overhead related costs) plus a five percent (5%) markup. Closing on the acquisition of mining rights to the Valley Springs Property from the present landowner has not, as of March 31, 2004, occurred.

Under the Valley Springs Mining Agreement, we are obligated to pay to Valley Springs LLC amounts per pound of Mineral excavated from the Springs Property and sold by us and we are subject to cumulative minimum purchase requirements. Both the per pound payment and the minimum purchase requirements with respect to the Valley Springs Property are identical to the requirements established for the EIG Property. The Valley Springs Mining Agreement includes non-compete and license provisions identical to those pertaining to the EIG Property. We are also obligated to advance to Valley Springs LLC all amounts necessary to secure the rights relative to the Valley Springs Property (including the payments to the land owners), all of which amounts will be treated as advances against per pound payment obligations.

The Valley Springs Property has not previously been mined but is zoned for mining. We are processing the Valley Springs property for the owners to obtain mining permits and entitlement approval is expected by December 31, 2004. There is no guaranty that we will be successful in obtaining mining entitlements.

The Valley Springs Property is estimated to contain approximately 27 billion pounds of material. Mining of the Valley Springs Property will be of an open-pit nature. No estimate has been made with respect to the potential loss of material that may result from mining or preparation operations. Assuming we secure the mining entitlements for the Valley Springs Property, mining of the Valley Springs Property will be conducted on an as needed basis to meet our anticipated product delivery requirements.

The Valley Springs Property is readily accessible from state and county roadways. Because of the nature of mining operations expected to be conducted, there is no, and is expected to be no, physical plant or equipment located on the Valley Springs Property.

-- Mine Operations

All mining operations are contracted to independent excavation operators. Mining operations are conducted in deposits in an open pit fashion using large bulldozers and bucket loaders to remove topsoil and vegetation from the Mineral deposit and dislodge the Mineral from the deposit using a ripper. The Mineral is crushed as needed to permit loading in rock trucks for hauling to milling facilities.

We have no long-term contracts with excavation operators or trucking companies but retain services on an as needed basis. Excavation operators are typically paid on a per cubic yard basis for all Mineral excavated. Trucking companies are typically paid on a per mile basis for transporting Mineral to milling facilities.

Excavation and trucking capacity are readily scalable by the use of additional heavy equipment and trucks by the operators and/or the retention of additional operators. Mining and trucking capacity are not expected to be a constraint on our ability to deliver product.

We have certain mine site restoration requirements following the completion of mining operations pursuant to our mining entitlements. Calaveras County has required a surety bond in the amount of $14,206 to be posted to guarantee our completion of future reclamation of the site. Kern County has required a surety bond in the amount of $40,260 to be posted to guarantee our completion of future reclamation of the site.

PROCESSING OPERATIONS

All processing operations are contracted to independent processors. The processor further processes the Mineral to a 45 micron size. Where 15 micron size is desired, the processor processes the Mineral to 150 micron and the feedstock is transported to a specialty processor with equipment to produce very fine end products.

After processing, the products are packaged at the processing facility in a variety of types and sizes of containers ranging from small cardboard drums containing ten pounds to large gaylords or "super sacks" containing from 1,200 to 2,000 pounds.

We have no long-term contracts with processing facilities but retain services on an as needed basis. Processors are typically paid on a per pound basis for all Mineral processed and packaged.

Processing capacity is readily scalable by scheduling additional use of processing capacity at existing facilities and/or the retention of additional processors. Processing capacity is not expected to be a constraint on our ability to deliver product.

In order to assure the ongoing availability of processing capacity to accommodate anticipated growth, in April 2004, we entered into an agreement to acquire from a subsidiary of Hi-Tech a 61 acre site and approximately 54,000 square feet of processing facilities along with all related material handling equipment (the "Indian Hill Processing Facility"). The Indian Hill Processing Facility purchase price is $864,000, of which $464,000 is payable at closing with the balance accruing interest at 10% per annum and payable in monthly payments of $30,000 subject to acceleration in the event of receipt of funding to pay the balance. Commencement of operation of the Indian Hill Processing Facility will require the purchase and installation of processing equipment at an estimated cost of $1,250,000. Acquisition and installation of equipment and commencement of operation of the Indian Hill Processing Facility is not expected to occur before October 31, 2004.

ISO 9001-2000 CERTIFICATION

In conjunction with the VitroCo Acquisition, our VitroCo subsidiary is ISO 9001-2000 registered for quality management systems. Quarterly audits are conducted to ensure compliance with ISO 9001-2000 standards. ISO 9001-2000 certification is expected to benefit our sales and marketing efforts, particularly as it relates to products being marketed to large global customers.

MARKETING AND DISTRIBUTION

-- Marketing Overview, Customers and Strategy

In 2003, we began implementation of a strategic market plan featuring direct team selling supported by a new optimization services group. Using a product management organization, teams are formed led by a key account manager and include a product application specialist and a Vitrolite(R) optimization manager.

Based on a database of over 500 product demonstrations that support the cost reduction and performance benefits of our products in the plastics industry, and the existence of a $400 billion domestic plastics industry, our initial marketing efforts are focused on the plastics industry. Within that industry, we identify key target accounts within defined market segments in which the benefits of using Vitrolite(R) are maximized.

Targeted accounts are those with potential productivity increases of 20% or more and cost savings of 5% or better after the cost of our products. Typical targeted accounts are global companies producing plastics using injection molding, sheet and film extrusion, thermoforming and blow molding. Among those companies, our initial targets, by segment, are:

      o Utility molders (buckets, crates and other household products sold through mass retailers).
      o Value added molders (electrical components, architectural, appliances) - better margin products using masterbatch and compounds from third party suppliers.
      o Engineered molders (automotive, aerospace, medical) - the most technically demanding segment with the highest margins. Also use masterbatch and compound products from companies such as Ampacet, Clariant and PolyOne.

After identifying key target accounts within targeted segments, our team moves the targeted account through a seven step selling process which includes product demonstrations in multiple plants, parts and processes concluding with the calculation of the total cost benefit of using Vitrolite(R).

In addition to the demonstrated benefits of our products in the plastics industry, tests have indicated that our products deliver performance improvements in paints, coatings and adhesives, cementitious products, ceramics, rubber, electronics, and hazardous waste containment. We have conducted initial sales and marketing efforts in the paints and coatings industries and intend to develop specific strategies and teams to address each of the other potential markets based on our experience in marketing to the plastics industry.

-- Product Strategy

A branding strategy was introduced mid-2003 to better meet segment needs launching products targeted to each segment. Product differentiation has also meant new price ranges and higher margins for those segments where the products deliver the most value.

To meet customer needs, Vitrolite(R) is now marketed as a powder, a concentrate or incorporated in color masterbatch. Masterbatch use allows the product to be used in virtually any process worldwide.

-- Distribution

In order to access and service plastics processors globally, we have developed a strategic plan designed to establish, and leverage, relationships with major suppliers and distributors to the plastics industry. The industry is served, globally, by established resin providers, masterbatch suppliers and color houses as well as key distributors. We attempt to identify the key suppliers and distributors to major plastics producers in our target markets and serving our target accounts with the goal of partnering, in OEM ventures, with those suppliers and distributors. Upon establishing the benefits of our products, it is our objective to have Vitrolite(R) incorporated into the formulations of resin and masterbatch suppliers and color houses.

In addition to our efforts to establish our products with major suppliers to the industry, global and regional distribution partners are used to ensure inventory is available in all major markets, customer service and technical expertise is on call and existing client networks are employed to speed the adoption process. These relationships are in place, or anticipated, in AustralAsia, the European Economic area and the Far East. Existing distribution arrangements at April 1, 2004 include:

     o Mitsubishi International Corporation to stock and distribute products for the plastics and paint and coatings industries. Mitsubishi is an experienced worldwide product trading company handling products for many manufacturers including Mitsubishi companies and affiliates. MIC Specialty Chemicals, Inc., an affiliate of Mitsubishi International Corporation, has also become a party to this agreement.

     o Nippon Paint (America) Corp. to distribute our products for the plastics and paint and coatings industries. Nippon is an experienced worldwide paint company and through its Color Design Studio of America has been instrumental in developing paint and coatings applications for VitroCo over the past several years.

     o Vitec Distribution Services, LLC, to stock and distribute VitroCo products to selected segments of the plastics industry in the USA, including plastic parts for the U.S. and Canadian automotive industry, plastic lumber and plastic fibers.

     o Intrec Polymers GmbH, Mulheim Germany, a specialty supplier to the Automotive and retail packaging sectors with customers in Benelux, Germany, Switzerland and Austria.

     o Carbocrom, Srl, a regional distributor based near Milan, Italy to distribute our products for the plastics, paints and coatings industries (focused on Italy).

     o Amtrade International Pty Ltd, a regional distributor based in Melbourne, Australia to distribute our products for the plastics, paints and coatings industries (focused on AustralAsia).

PATENTS, TRADEMARKS AND OTHER PROPRIETARY RIGHTS

We regard our patents, trademarks, tradenames and similar intellectual property as critical to our success. We rely on patent and trademark laws, trade secret protection and confidentiality agreements with employees, distributors, customers, partners and others to protect our proprietary rights.

Through March 31, 2004, we had applied for two patents covering our products, which applications are currently pending. At March 31, 2004, we held registered trademarks for Vitrolite(R), Vitrocote(R) , Vitroclear(R), Vitrosil(R) and Vitropurge(R) and had applied for a trademark for Vitrotherm(TM) . In addition, we had applied for trademark protection for "VitroCo". We intend to evaluate the possible application for new patents and trademarks as needed to cover current and future applications of our technology and product developments. We intend to undertake all steps necessary to preserve and protect our patents, trademarks and intellectual property generally.

We are not aware that our products, trademarks or other proprietary rights infringe the rights of third parties, nor are we aware of any infringements of our proprietary rights. We continually evaluate potential infringements of our proprietary rights and intend to take such legal and other actions as may be necessary to protect those rights. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

RESEARCH AND DEVELOPMENT AND PRODUCT TESTING

-- Research and Development Activities

Working in conjunction with independent consultants, universities and independent laboratories, we conduct ongoing product research and development and product testing in order to continually improve our technology and products, to develop new products and new applications for existing products, and to prove the performance benefits of our products.

Our research and development efforts are coordinated by our Director of Research, to design and execute basic and applied research programs involving industry experts, academic researchers and company employees.

We have contracted with California State University, Fullerton, University of California, Irvine, Michigan State University, and California Polytechnic State University, San Luis Obispo to perform selected research and development relating to the Mineral properties and benefits and markets. By using independent research facilities, we believe that we have access to superior research personnel, facilities and equipment without incurring the substantial cost required to acquire and maintain a large scale research and development facility. We also believe that the independent nature of the research facilities utilized will allow more rapid acceptance of our research findings and products by potential customers.

We anticipate the development or creation of our own research facility to conduct both materials and polymer research and development by December 31, 2004 but intend to continue to conduct selected research with outside entities.

-- Product Testing

In conjunction with our ongoing technical and market research and development efforts, we have conducted extensive product testing. Since early 1999, our staff has called upon companies in a variety of industries for the purpose of gathering empirical data for independent testing, research and development. These calls have resulted in over 500 separate product tests at various plants in the United States, Mexico, Europe and Asia.

The focus of our product calls and tests to date has been on the plastics industry, principally plastic parts manufacturers and resin supply companies serving the plastics industry. Sample product tests involving a broad array of plastics manufacturing processes, products and materials has uniformly demonstrated benefits derived from utilizing our products in the manufacturing process, including reduced cycle times -- up to 85% in some tests, increased throughput -- up to 77% in some tests, and cost savings on a per part manufactured basis.

Product testing for paint and coatings industry applications began in 2000. Based on initial test results, Vitrocote(R) has been incorporated into automotive paint by multiple manufacturers to produce particular styling effects for their concept and show vehicles since 2000 and has been selected for paint applications of selected 2004 and 2006 models of General Motors and Toyota, beginning in calendar year 2004.

COMPETITION

The market for specialty minerals, powders, chemicals and other performance enhancing products is highly competitive. There are no substantial barriers to entry into that market.

There are hundreds, if not thousands, of companies worldwide that produce and market products that may be competitive with our current and anticipated future products. Among their broad product lines, multinational chemical companies such as BASF, Dow, Dupont and others, and multinational paint companies such as Sherwin-Williams and PPG Industries, distribute performance products to the plastics and paint and coatings industries. Additionally, many smaller companies offer a vast array of performance products.

We believe that the principal competitive factors in our market are product performance and product economics. We believe that our products are competitive on both of those bases. However, we are an early stage company and many of our competitors have superior financing and capital resources, established market positions and name recognition, greater and more experienced technical and marketing resources and other competitive advantages. We may experience pressure to reduce prices based on competitive conditions, the entry of new competitors or the introduction of competing products, among other factors.

REGULATION

Our operations are subject to a variety of governmental regulations relating to property use, natural resources, health and safety, transportation and environmental matters.

Local, state and federal governments regulate various aspects of our mining and processing operations. The conduct of mining operations is generally subject to securing appropriate zoning and mining permits, classifications or variances. Failure to secure proper zoning and permits with respect to properties could delay or preclude mining operations for affected properties. Further, such regulations may subject our operations to ongoing oversight by governmental bodies to assure ongoing compliance with zoning, permit and related requirements. Failure to comply with those regulations could result in fines and temporary or permanent cessation of mining operations with respect to affected properties. Similarly, stringent state and federal environmental regulations may limit, delay or preclude our mining operations, and result in fines and penalties, if, as a result of our mining activities environmentally harmful discharges are made or harm is otherwise done to the environment and/or wildlife inhabiting the subject property. We believe that we have all necessary zoning classifications and permits required to conduct our current operations and we are not aware of any claims to the contrary or any claims which might arise under applicable environmental regulations. However, regulations affecting our mining operations are subject to change from time to time in the future and there can be no assurance that we will be able to pursue all of our proposed mining operations in the future in compliance with applicable regulations, in which case our mining operations could be adversely impacted.

The conduct of mining operations, transportation of Minerals and processing of Minerals is also subject to worker health and safety regulations and transportation regulations. Those regulations set certain standards for health and safety conditions in the workplace as well as standards for the operation of vehicles used in transporting materials. Any violation of those regulations could lead to fines, penalties and governmental orders to remedy non-compliance with those rules. Because we contract out all of our mining, transportation and processing operations to experienced operators with appropriate insurance, we do not believe that regulations affecting health and safety and transportation will have a material impact on us. However, any failure by the parties with whom we contract to provide those services could result in our having to secure alternative providers and could result in certain claims against us. We believe that all of our providers operate in compliance with applicable health, safety and transportation regulations and we are not aware of any claims to the contrary. However, regulations affecting health, safety and transportation are subject to change from time to time in the future and there can be no assurance that our operations will not be adversely impacted in the future by any such changes.

Use of our products in various manufacturing processes is subject to environmental regulations relating to the discharge of materials and waste handling. Where manufacturing operations produce environmentally harmful byproducts, operators may be subject to fines, penalties and orders designed to minimize environmental harm. Our products are derived from naturally occurring non-toxic mineral. We believe that our products present no potential environmental harm and are environmentally friendly compared to competing products, particularly chemical additives. However, there can be no assurance that existing or future environmental regulations will not limit or adversely affect the use of our products.

EMPLOYEES

At March 31, 2004, we had 27 employees including 4 executive officers, 10 employees involved in administrative/clerical functions, 8 employees involved in technical functions, and 5 employees in sales and marketing functions. We intend to recruit and hire qualified additional personnel as needed to carry out company activities as appropriate at such time as we have adequate funding to support the employment of such persons.

None of our current employees are represented by labor unions or are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

ITEM 2.     DESCRIPTION OF PROPERTY

Our executive offices are located in 10,000 square feet of office space located at 5 Hutton Centre Dr., Suite 700, Santa Ana, California. Such space is held pursuant to a lease expiring in September 2010 and providing for monthly rental payments of $19,005. Such facilities house our executive offices as well as housing certain product development operations. As it is our intent to contract out substantially all mining, milling, packaging and related operations and selected research and development operations, management believes that our present offices are adequate to meet our immediate needs.

We also sublease 24,676 square feet of warehouse space in Sacramento, California. Such space is held pursuant to a sublease expiring January 2005 and providing for monthly rental payments of $6,909. Such facilities house our product inventory and distribution operations.

Information relating to rights to Mineral Interests is discussed in "Item 1. Description of Business -- Mining Operations -- Mining Properties and Mineral Interests" above.

ITEM 3.     LEGAL PROCEEDINGS

We are subject to legal proceedings from time to time in the ordinary course of our business. As of March 31, 2004, we were not aware of any pending or threatened legal proceedings that could, in management's opinion, have a material adverse impact on operations, assets or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

On September 15, 2003, our common stock commenced trading on the OTC Bulletin Board under the symbol "SRCU". In April 2004, we changed our name to "VitroTech Corporation" and the trading symbol of our common stock was changed to "VROT."

Prior to the VitroCo Acquisition in February 2004, and during 2003, there was no established trading market in our common stock and trading therein was sporadic. The last reported price of our common stock, as of April 8, 2004, was $1.58.

Our stock price reflects a 4.029-for-1 stock split in November 2003 and a 4-for-1 stock split in March 2004.

HOLDERS

As of March 31, 2004, there were approximately 62 holders of record of our common stock.

DIVIDENDS

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

RECENT SALES OF UNREGISTERED SECURITIES

In February 2004, we issued an aggregate of 1,333,333 shares (5,333,332 after giving effect to the March 2004 stock split) of common stock and $3.00 warrants for a purchase price of $2,000,000 to four accredited investors. The $3.00 warrants are exercisable for 5 years to purchase shares of our common stock at $3.00 per share. Pursuant to the terms of the 4-for-1 stock split effected in March 2004, the exercise price of the $3.00 warrants was reduced to $0.75 per share and the number of shares issuable upon exercise of the warrants increased to 5,333,332.

In April 2004, we received $1,330,000 pursuant to the exercise of the $3.00 warrants for which we are obligated to issue 1,777,777 shares of common stock.

In April 2004, we agreed to issue to a financial advisor 125,000 warrants, exercisable for five years, to purchase shares of our common stock at $1.55 per share.

The issuance of all shares of our common stock and warrants described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

No commissions were paid in connection with the issuances described above.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. Our actual results could differ materially from those discussed here.

HISTORY AND DEVELOPMENT OF THE COMPANY

From inception until February 2004, we were a development stage company in the business of selling refurbished and closeout models of consumer-related computer hardware, including desktops, notebooks, monitors, modems, servers, and storage and memory from various manufacturers. On February 3, 2004, we completed an Exchange acquiring, from Hi-Tech, ownership of VitroCo after which we terminated our prior computer hardware sales operations and assumed the Mineral mining, processing and distribution business and planned operations of VitroCo.

Pursuant to the Exchange, and the preceding VitroCo Reorganization, we assumed substantially all of the liabilities of Hi-Tech, including but not limited to all obligations under the Contingent Interest Promissory Notes and obligations to pay to Hi-Tech royalties with respect to Mineral sold and paid for.

In conjunction with the Exchange, in February 2004, we redeemed 6,043,496 shares (24,173,984 shares after giving effect to the March 2004 stock split) of our common stock for $22,500.

Following the Exchange, in February 2004 we raised $2,000,000 through the sale of 1,333,333 shares (5,333,332 are giving effect to the March 2004 stock split) of common stock and $3.00 warrants. In April 2004 we raised an additional $1,330,000 through the exercise of warrants.

In April 2004, we entered into an agreement to acquire from a subsidiary of Hi-Tech the Indian Hill Processing Facility for $864,000, of which $464,000 is payable at closing with the balance accruing interest at 10% per annum and payable in monthly payments of $30,000 subject to acceleration in the event of receipt of funding to pay the balance. See "Item 1. Description of Business - History and Development of the Company."

The Exchange will be accounted for as a recapitalization of Star with VitroCo as the acquirer (a "reverse acquisition"). On this basis, subsequent to the Exchange and going forward, the historical financial statements of Star presented prior to the Exchange on February 3, 2004 will be those of VitroCo and the historical shareholders' equity of Star as of February 3, 2004 will be retroactively restated to reflect the equivalent number of shares of Star issued in the Exchange.

PLAN OF OPERATIONS

As a result of the Exchange and the subsequent termination of Star's prior operations, our business plan has been altered to focus on the Mineral mining, processing and distribution operations previously conducted by Hi-Tech.

Following the Exchange, our revenues are expected to be derived principally from the sale of Mineral as a processing enhancer, initially to the plastics and paint and coatings industries and, subsequently, to other industries. Total revenues are expected to be primarily a function of the volumes of Minerals sold and the per pound sales price. Our current pricing structure reflects an average selling price of at least $5.25 per pound of Mineral.

Our principal expenses following the Exchange are expected to relate to Mineral mining, research and development, processing and sales and distribution.

Our cost of product is expected to consist principally of (1) payments to EIG, Red Rock LLC and Valley Springs LLC for Minerals, (2) royalties payable to Hi-Tech with respect to Minerals sold from the EIG Property, the Red Rock Property and the Valley Springs Property, (3) payments to mining operators to conduct actual mining operations, (4) payments to third parties and, if we complete the acquisition of the Indian Hill Processing Facility, direct cost of processing and packaging Minerals, and (5) payments to transport Minerals and packaged products.

Direct Mineral costs are expected to be primarily a function of the amount of Mineral products mined, processed and sold. All of our Mineral requirements are presently provided pursuant to agreements with EIG, Red Rock LLC and Valley Springs LLC pursuant to which we have exclusive rights, subject to certain reserved amounts, to Minerals located on the EIG Property, the Red Rock Property and the Valley Springs Property.

Under the EIG Mining Agreement, the Red Rock Mining Agreement and the Valley Springs Mining Agreement, we are obligated to pay the following amounts per pound of Mineral excavated from the properties and sold and collected by us:

                       Year           Price Per Pound

                       2004           $0.875
                       2005           $1.00 plus Cost of Living Adjustment

Beginning in January 2005, and annually thereafter, the price per pound is subject to annual increase based on the annual increase in the Bureau of Labor Statistics Paint Raw Material Index (comparing the month of October of the immediately preceding year to the month of October in the prior year).

Under the various mining agreements, we are also obligated to purchase from EIG, Red Rock LLC and Valley Springs LLC, in aggregate, after February 3, 2004 and by the following dates, the following aggregate minimum amounts of Mineral:

Purchase Date                    Amount in Pounds

December 1, 2005                       7,500,000
December 1, 2006                      10,000,000
December 1, 2007                      12,500,000
December 1, 2008                      15,000,000
Each December 1 thereafter            10% in excess of the prior year's minimum
                                      requirement

Direct mining costs are expected to be primarily payments to excavation companies for Minerals mined on a contract basis based on cubic yards of Mineral actually excavated. We have no long-term contracts for excavation services but expect to be able to scale mining operations as needed to support product sales and inventory requirements by contracting greater or lesser amounts of excavation services.

Direct processing and packaging costs are expected to be primarily payments to processing companies for Mineral processed and packaged on a contract basis based on pounds of Mineral actually processed and packaged. We expect to be able to scale our processing operations as needed to support product sales and inventory requirements by contracting for greater or lesser use of processing capacity. Subject to closing of our pending acquisition of the Indian Hill Processing Facility, we will conduct direct Mineral processing operations and bear the expenses of operating a processing facility.

Direct transportation costs are expected to be primarily payments to trucking companies for Mineral transported from mine sites to processing facilities, between processing facilities and to warehouses on a contract basis based on mileage. We have no long-term contracts for transportation services but expect to be able to scale those operations as needed to support product sales and inventory requirements and mining and processing operations by contracting for greater or lesser use of trucking capacity.

Cost of product is expected to vary substantially proportionately to the level of product sales.

Our sales and marketing costs are expected to consist principally of (1) overhead and direct cost attributable to maintaining our in-house sales and marketing organization, (2) commissions and discounts to distributors, OEM customers and outside sales representatives and (3) direct advertising and marketing costs paid to outside providers.

Our research and development costs are expected to consist principally of (1) overhead and direct costs attributable to in-house research and development functions and (2) payments to third party consultants, universities and independent laboratories for contract research and development services. We currently contract third party research and development services from California State University, Fullerton, California Polytechnic State University, San Luis Obispo and Michigan State University. Those contract services provide for payments to the research organization based on specified research projects. We intend to evaluate the establishment and operation of an in-house research facility.

Our financing costs relate primarily to interest and contingent interest payable with respect to Contingent Interest Promissory Notes assumed in connection with the VitroCo Reorganization and the Exchange.

Our corporate overhead costs are expected to consist principally of (1) payroll costs, (2) office rent, (3) utilities, (4) professional fees, and (5) general office expense.

We plan to continue, and expand, the Mineral operations acquired pursuant to the Exchange. Expansion plans are expected to include (1) acquisition of captive Mineral processing facilities with the planned acquisition of the Indian Hill Processing Facility, (2) establishment of in-house research and development facilities and capabilities, (3) hiring of additional sales, marketing and technical support personnel to facilitate efforts to grow sales, and (4) selected acquisitions of companies and assets to supplement our capabilities in mining, processing, research and development and sales and marketing.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had a cash balance of $24,903 and a deficit in working capital of $1,866 compared to a cash balance of $32,350 and working capital of $45,687 at December 31, 2002.

Net cash used in operating activities for the year ended December 31, 2003 was $7,447, resulting primarily from a net loss of $53,467, offset by changes in operating assets and liabilities totaling $40,107, and non-cash charges for rent and compensation totaling $5,400.

At December 31, 2003, we had no long-term liabilities and no liquidity or capital resource requirements other than funding our operating losses.

As a result of the Exchange, as of February 3, 2004, we assumed certain liabilities and obligations of Hi-Tech that had, in conjunction therewith, been assumed by VitroCo.

Total liabilities assumed pursuant to the Exchange were approximately $11,400,000, including approximately (1) $1.83 million of accounts payable, (2) $1.72 million of other current payables, (3) $7.77 million of Contingent Interest Notes Payable, and (4) $62,000 of other long-term payables.

Contingent Interest Notes Payable have maturity dates ranging from December 31, 2004 to December 31, 2005, bear interest at 10% and pay Contingent Interest ranging from $0.10 to $0.15 per pound of Minerals sold up to a maximum number of pounds ranging from 500,000,000 to 1,000,000,000 pounds. $5.83 million of Contingent Interest Notes Payable mature on or before December 31, 2004. Annual fixed interest payable with respect to the Contingent Interest Notes Payable totals approximately $777,166 through December 31, 2004 and is payable in quarterly installments.

Completion of the proposed acquisition of the Indian Hill Processing Facility will require a cash payment at closing of $464,000. The balance of the purchase price, in the amount of $400,000, will bear interest at 10% per annum and will be payable in monthly installments of $30,000, subject to mandatory prepayment to the extent that we secure additional capital. Commencement of operation of the Indian Hill Processing Facility will require the purchase and installation of processing equipment at an estimated cost of $1,250,000. Acquisition and installation of equipment and commencement of operation of the Indian Hill Processing Facility is not expected to occur before October 31, 2004.

Pursuant to the terms of the EIG Mining Agreement, the Red Rock Mining Agreement and the Valley Springs Mining Agreement, we required to make certain minimum Mineral purchases from the EIG Property, the Red Rock Property and the Valley Springs Property. Minimum purchases of Mineral from those three properties, in the aggregate, must be not less than 7.5 million pounds by December 31, 2005 increasing annually thereafter. Mineral payments to EIG, Red Rock LLC and Valley Springs LLC will be at $0.875 per pound during 2004 and $1.00 per pound thereafter subject to cost of living increases.

In addition to our required Mineral purchases, we are required to pay a royalty to Hi-Tech with respect to all Mineral sold and paid for from the EIG Property, the Red Rock Property and the Valley Springs Property, as well as from other properties that may be held by affiliated entities. Royalties payable under the Hi-Tech Royalty Agreement are $1.00 per pound of Mineral sold and paid for. During 2004 and 2005, the royalty payable under the Hi-Tech Royalty Agreement is subject to downward adjustment in the event that the average price of Materials sold and collected for any calendar month is less than $5.25, provided that the adjusted royalty will in no event be less than $0.75 per pound for any month. Pursuant to an amendment to the Royalty Agreement, payment of the royalty is deferred until we shall have reported, for a calendar quarter, positive cash flow from operations.

Our Mineral mining, processing and distribution operations have not been profitable to date and, in the past, were supported by substantial infusions of capital in the form of both debt and equity. In order to operate profitably we estimate that we must sell at least 3.7 million pounds of material and generate $20,000,000 of revenues annually based on our current operations.

In February 2004, we raised $2,000,000 from the sale of 1,333,333 shares (5,333,332 shares after giving effect to the March 2004 stock split) of common stock and warrants. In April 2004, we raised an additional $1,330,000 from the exercise of 1/3 of the warrants issued in February 2004.

In order to support our operations and capital commitments through December 31, 2004, we estimate that we will require $22,900,000 from operating cash flow, infusions of additional equity or debt or other sources. We presently have no commitments from third parties to provide such financing and there can be no assurance that we will receive such financing. Should we be unable to secure needed financing we may be unable to fully implement our planned operations and acquisitions, we may be required to curtail our operations in part or in whole.

CONSIGNED INVENTORY

Pursuant to our agreements to acquire Minerals from EIG, Red Rock LLC and Valley Springs LLC, we are not obligated to pay for Minerals until we sell those Minerals and collect amounts attributable to those sales. All inventory is treated as consigned inventory and only the direct cost of mining, processing and transporting products will be included on our balance sheet until such time as the product is sold. Title to Minerals, in all states of process, continues to be held by EIG, Red Rock LLC or Valley Springs LLC, as appropriate, until product is sold by us and leaves our physical possession, at which time the amount payable by us with respect to the Minerals is reflected directly in cost of sales.

At December 31, 2003, we held consigned inventory consisting of approximately
1.8 million pounds of finished product and 29.5 million pounds of inventory in process.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We face a number of risks and uncertainties in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

Lack of Profitability. Hi-Tech was organized in 1997 and never operated profitably from its inception until the VitroCo Reorganization in February 2004 when we acquired substantially all of the operating assets and operations previously used by Hi-Tech. Our operating expenses can be expected to increase in connection with any expansion activities that may be undertaken. Accordingly, our future profitability will depend upon substantial increases in revenues from operations. Future events, including unanticipated expenses or increased competition could have an adverse effect on our operating results. There can be no assurance that our rate of revenue growth will be sufficient to operate profitably in the future.

Potential Fluctuations in Quarterly Operating Results. As a result of our limited operating history, we do not have historical financial data for a significant number of periods on which to base planned operating expenses. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the level of acceptance of our products, the development and introduction of new products and services, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new products or services by us or our competitors, pricing changes in the industry, technical difficulties with respect to the use of our products, general economic conditions and economic conditions specific to our target markets. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations and financial condition.

Due to all of the foregoing factors, in some future quarters our operating results may fall below expectations of the financial community. In such event, our ability to access capital and financial markets could be materially and adversely affected.

Substantial Dependence Upon Third Parties. We depend, or expect to depend, substantially upon third parties for several critical elements of our business including, among others, mining, product processing and packaging, raw material transportation and product distribution. Our operations, revenues, profitability and product acceptance could be materially adversely affected in the event that third parties with which we contract do not provide the quantity, quality or timeliness of products and services necessary to meet our expectations and those of our customers.

Our mining, product processing and packaging and material transportation operations are contracted to third party operators. While we believe that contracting with third parties to provide mining, processing and transportation services will allow us to scale operations rapidly to meet product demand, we have no long-term contracts for those services. Accordingly, it is possible that our various service providers will increase prices for their services, will have inadequate available capacity to accommodate our needs or that they will opt to reduce or terminate services to us to accommodate other customers. In any of those events, we could be required to seek additional or alternative service providers to carry on our operations resulting in possible delays in delivery of product, possible increases in operating costs and possible variances in quality of products.

Our product distribution is handled primarily through a network of manufacturer's representatives and distributors. Each of those manufacturer's representatives and distributors handles products of other companies, including competing products. The success of our product distribution efforts will be dependent upon the efforts of our manufacturer's representatives and distributors. Distribution arrangements with our manufacturer's representatives and distributors are terminable by either party on short-term notice. Accordingly, it is possible that our manufacturer's representatives or distributors could opt to devote more of their time and efforts to other products, including competing products or to terminate their relationship with us. In either event, our sales and distribution of product could suffer and we would be required to seek alternative representation or distributors.

Enhancement of Products. The process additives field is highly competitive and characterized by rapid changes in technology and product offerings. To remain competitive, we must continue to enhance and improve our technology and product offerings, as well as other products we may develop or acquire. There can be no assurance that we will be able to successfully enhance and improve our technology and products. Development by others of new or improved products or technologies may make our products and technology obsolete or less competitive.

Competition. The market for process enhancement products is highly competitive and competition is expected to continue to increase. There are no substantial barriers to entry, and we expect that competition will continue to intensify. Although we believe that the diverse segments of the market will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments. While management believes that our products offer a cost-effective and reliable solution, many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources. In addition, small providers of competing products and services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies.

There can be no assurance that our competitors will not develop competing products and services that are superior to ours or that achieve greater market acceptance than our offerings. Further, our right to utilize the Mineral as a process additive is not exclusive. Other competitors could seek and secure access to Minerals for the purpose of developing competing product lines. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

We believe that the principal competitive factors in our market are price, performance and potential cost savings. Competition among current and future suppliers of process additives could result in significant price competition and reductions in revenues. Moreover, many of our current and potential competitors have significantly greater financial, technical, marketing and other resources. There can be no assurance that we will be able to compete successfully against current and future sources of competition or that the competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

Management of Potential Growth. Our anticipated growth is expected to place a significant strain on managerial, operational and financial resources. To manage our potential growth, we must continue to implement and improve our operational and financial systems and expand, train and manage our employee base. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products. Any inability to effectively manage growth, if any, could have a material adverse effect on our business, results of operations and financial condition.

Mineral Rights Subject to Conditions. Our ability to produce and market products is subject to our ability to acquire Minerals. We presently have agreements to acquire Minerals from various companies affiliated with Hi-Tech that, in turn, are subject to completion of the acquisition of underlying property or Mineral interests and are obligated to pay third parties for Minerals. Should we fail to generate sufficient revenues or otherwise lack financial resources to pay amounts owed third parties, or should affiliated companies otherwise fail to complete the acquisition of underlying Mineral rights or to pay amounts owed to third parties, our rights to Minerals could be limited or terminated in which case we would be required to make alternative arrangements to acquire Minerals or we would be unable to produce products and carry on business.

Proprietary Rights. We regard our proprietary rights and trade secrets and similar intellectual property as critical to our success, and we rely upon patent law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect proprietary rights. We intend to pursue the registration of key trademarks, tradenames and patents in the United States and (based upon anticipated use) internationally. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available. We may license, in the future, elements of our distinctive trademarks, trade dress and similar proprietary rights to third parties. While we will attempt to ensure that the quality of our brand is maintained by such licensees, no assurances can be given that such licensees will not take actions that might materially and adversely affect the value of our proprietary rights or the reputation of our products, either of which could have a material adverse effect on our business. There can be no assurance that the steps taken to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us.

From time to time we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Dependence on Key Personnel. Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team, which currently is composed of a small number of individuals. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition.

Our future success also depends on our continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. Competition for such personnel is intense and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon our business, results of operations and financial condition.

Conflicts of Interest. We have engaged in various transactions, and Hi-Tech has engaged in various transactions, that may create conflicts of interest. Specifically, (1) all of the Mineral which we presently purchase is purchased from entities in which certain of our officers and employees, including our Chief Executive Officer, have a substantial financial interest, (2) we are required to pay a royalty to an entity, Hi-Tech, in which certain of our officers and employees, including our Chief Executive Officer, has a substantial financial interest, with respect to all Mineral sold and paid for from the EIG Property, the Red Rock Property and the Valley Springs Property, as well as other properties controlled by affiliated entities, and (3) we have agreed to purchase the Indian Hill Processing Facility from Hi-Tech. None of those transactions was negotiated at an arm's length basis and there can be no assurance that we could not have obtained more favorable terms in those transactions had we been dealing with unaffiliated third parties.

Government Regulation and Legal Uncertainties. Various aspects of our operations are subject to direct regulation by governmental agencies, including land use, safety and health and environmental regulations, among others. Governmental regulators may, in the future, seek to impose additional regulations on various aspects of our business. Failure by us or, in some cases, parties with which we contract to comply with applicable regulations could result in fines, orders and other remedial actions that could be expensive and could hamper our ability to conduct our business as anticipated. The adoption of any additional laws or regulations may also decrease the demand for our products or could increase our cost of doing business. The adoption of any international laws may also reduce demand for our products or increase our cost of doing business. Any such new legislation or regulation or application or interpretation of existing laws, could have an adverse effect on our business, results of operations and financial condition.

Substantial Debt Levels. In connection with the VitroCo Reorganization and the Exchange, we assumed substantial debt, including the Contingent Interest Promissory Notes. Total debt assumed was approximately $11.4 million. Those Contingent Interest Promissory Notes provide for maturity dates between December 2004 and December 2005, provide for payment of current interest at the rate of 10% per annum and provide for contingent interest payments based on levels of Mineral sales. There is no assurance that we will have adequate funds available to repay such notes as they mature or to pay either current interest or contingent interest as it becomes payable. Any default in payments due under those notes could result in demand for repayment of some or all outstanding debt. We do not presently have the financial resources to pay the outstanding notes if they were to be called and, therefore, any such call could cause us to liquidate our business and cause material losses to our shareholders.

Capital Requirements. We require substantial capital to fully pursue our operating strategy. We have no commitments or potential sources of additional financing should such financing be required. If we are unable to secure the capital needed to fully implement our business plan, we could be required to curtail our operations or may be unable to attain economies of scale required to operate profitably.

ITEM 7.     FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants report thereon of Stonefield Josephson, Inc. and of Lesley, Thomas, Schwarz & Postma, Inc., appears immediately after the signature page of this report. See "Index to Financial Statements" on page 39 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 3, 2004, we dismissed Lesley, Thomas, Schwarz & Postma, Inc. ("LTSP") as our independent accountant and engaged Stonefield Josephson, Inc. ("SJI") as our new independent accountants. The dismissal of LTSP and the engagement of SJI were approved by our Board of Directors.

Prior to SJI becoming our independent accountants, we did not, nor did anyone acting on our behalf, consult with SJI regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304
(a)(1)(iv) of Regulation S-B.

LTSP audited Star's financial statements for the fiscal year ended December 31, 2002 and for the period July 16, 2001 (inception) to December 31, 2001. LTSP's reports for these periods did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles.

During the year ended December 31, 2002 and for the period July 16, 2001 (inception) to December 31, 2001, and the interim period from January 1, 2003 through March 3, 2004, there were no disagreements with LTSP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LTSP, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on Star's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the year ended December 31, 2002 and for the period July 16, 2001 (inception) to December 31, 2001, and the interim period from January 1, 2003 through March 3, 2004.

We reported the change of independent accountants on a Form 8-K, provided LTSP with a copy of the disclosures contained therein, and filed with the Form 8-K a letter from LTSP addressed to the Securities and Exchange Commission stating that it agreed with the statements made by us in the Form 8-K in response to
Item 304(a).

ITEM 8A.      CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

There has been no significant change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS PRIOR TO THE EXCHANGE

The following table sets forth the names, ages and offices of the executive officers and directors of Star during 2003 and through the date of the Exchange.

     Name                  Age              Position
     ----                  ---              --------

Larry S. Poland             47              President, Treasurer and Director
Linda Horras                41              Secretary and Director

In conjunction with and pursuant to the terms of the Exchange, Mr. Polland and Ms. Horras resigned as officers of Star at the closing of the Exchange on February 3, 2004. At the same time, Ms. Horras resigned as a director of Star and Jess Rae Booth was appointed President and a director of Star.

DIRECTORS AND EXECUTIVE OFFICERS FOLLOWING THE EXCHANGE AND PRESENTLY SERVING

The following table sets forth the names, ages and offices of our current executive officers and directors, each of whom was appointed at, or following, the Exchange.

     Name            Age     Position
     ----            ---     --------
Jess Rae Booth        62     Chairman of the Board, Chief Executive Officer and
                              President
Alex Kabatoff         58     Chief Operating Officer
Edward A. Johnson     58     Vice President - Sales and Marketing
Thomas M. Costales    57     Chief Financial Officer
John Boddie           52     Director
Larry S. Poland       47     Director
James Roth            67     Director
John Sutherland       69     Director

The following is a biographical summary of the business experience of our present directors and executive officers:

JESS RAE BOOTH. Mr. Booth has served as our Chairman of the Board, Chief Executive Officer and President since the Exchange in February 2004. Mr. Booth previously was a founding member and served as Chairman Manager of Hi-Tech from 1997 until the Exchange in February 2004. Prior to founding Hi-Tech, Mr. Booth owned and operated, for over twenty years, various entities engaged in the real estate construction and land development business which, in the aggregate, developed over 7,000 single family residences, 10,000 apartment units and numerous commercial projects.

ALEX KABATOFF. Mr. Kabatoff has served as our Chief Operating Officer since April 2004. Mr. Kabatoff previously served as a consultant to Hi-Tech from September 2003 until the Exchange in February 2004. From October 2000 until March 2003, Mr. Kabatoff was employed as a Cost Controller by Talisman Energy on loan to the Sudan Joint Venture, Greater Nile Petroleum Company in connection with a $250 million oilfield expansion project. From 1997 to 2000, Mr. Kabatoff was employed as a Project Compliance Manager and Contract Administrator for the Nova Chemicals Joffre 2000 Project. Previously, Mr. Kabatoff served in various management positions with Nova Corporation.

EDWARD A. JOHNSON. Mr. Johnson has served as our Vice President - Sales and Marketing since April 2004. Mr. Johnson previously served as Vice President - Business Development and Vice President - Sales and Marketing of Hi-Tech from June 2001 until the Exchange in February 2004. Prior to joining Hi-Tech, from 1998 until June 2001, Mr. Johnson served as President of The Johnson Agency, LLC providing independent business development and marketing services with a focus on European markets.

THOMAS M. COSTALES. Mr. Costales has served as our Chief Financial Officer since March 2004. From 2001 until joining the Company, Mr. Costales was the owner operator of Costales & Associates, a financial consulting firm. In 2000, until its sale to Motorola in November 2000, Mr. Costales served as Chief Financial Officer, Treasurer and Secretary of Printrak International, Inc., a Nasdaq listed enterprise software company. From 1995 to 1999, Mr. Costales served as Chief Financial Officer and Treasurer and, from July 1999 to May 2000, as a financial consultant and advisor of Impco Technologies, Inc., a Nasdaq listed manufacturer of engine systems and components. Mr. Costales is a CPA and holds a MBA in Corporate Finance from the University of Southern California.

JOHN BODDIE. Mr. Boddie has served as a Director of the Company since April 2004. Since 2000, Mr. Boddie has served as Director and Business Management Consultant for Paula Boddie & Associates Ltd., a business consulting firm specializing in litigation support, with an emphasis on securities industry litigation and regulatory proceedings, corporate finance, corporate governance and human resources. In conjunction with his consulting services, Mr. Boddie has served as an officer, director and/or consultant to a number of Canadian publicly held and private companies, including service since 2000 as a director of Copacabana Capital Investments, a Canadian public company; consultant to the boards of Highwire Entertainment Group (2001 - 2002) and Enwave Technologies Ltd. (2002 - 2003), both Canadian public companies; and service, from 2001 to 2002, as Chief Executive Officer of Vision2Hire Solutions, a privately held internet application service provider. From 2000 to 2004, Mr. Boddie serviced as President and a director of Creation Capital VCC Ltd, a registered investment fund in British Columbia of which he continues to serve as a director. Since 2000, Mr. Boddie has also served as a director for Creation Capital Ltd., a Canadian investment management firm, and Creation Capital 2000 Ltd., a bridge financing fund. From 1988 to 2000, Mr. Boddie served in various management positions with the Canadian Venture Exchange (previously known as the Vancouver Stock Exchange), including Manager, Investigative Services, Vice President - Compliance, Vice President - Corporate Finance and Listings, and Vice President
- Market and Business Development.

LARRY S. POLAND. Mr. Poland has served as a Director of the Company since April 2004. Mr. Poland served as President, Treasurer and a Director of Star from inception in July 2001 until the Exchange in February 2004. From 2000 to 2002, Mr. Poland served as Vice President of Sales of AAIM, an independent sales department for large electronics manufacturers selling to large retailers, where he designed, developed, and initiated the sales department and program. From 1995 to 2000, Mr. Poland was Vice President of Sales of Packard Bell, a global computer company. From 1985 to 1992, Mr. Poland was the National Sales Manager of the computer products division of Fuji Photo Film, USA.

JAMES ROTH. Mr. Roth has served as a Director of the Company since April 2004. Mr. Roth is retired from GRC International, Inc., a provider of advanced engineering and scientific technologies, where he held key executive management positions from July 1974 to June 1996, retiring as President and Chief Executive Officer and serving on the board of directors from January 1992 to November 1998. Mr. Roth is also a director of Titan Corporation, EDO Corporation and Digimarc Corporation.

JOHN P. SUTHERLAND, PH.D. Mr. Sutherland has served as a Director of the Company since April 2004. Since 1985, Mr. Sutherland has been Senior Partner of J.P. Sutherland and Associates, a business consulting firm located in Calgary, Alberta, Canada serving the chemical and energy sectors with a focus on strategic planning, project and venture analysis, market assessments and organization studies. Previously, from 1974 to 1985, Mr. Sutherland served in various executive capacities with the predecessor of Nova Chemicals, including service as Executive Vice President and a director from 1981 to 1984 and as Vice Chairman in 1985. Mr. Sutherland received a bachelors degree and a Ph.D. in Chemical Engineering.

KEY EMPLOYEES

In addition to our executive officers, the following subsidiary company personnel may be considered key employees:

GERALD BREM, PH.D. Dr. Brem has served as Director of Materials Research and Development since the Exchange in February 2004. Previously, Dr. Brem served as Director of Research and Development for Hi-Tech from 2001 until the Exchange in February 2004. From 1986 to 2004, Dr. Brem was a Professor of Geological Sciences at California State University, Fullerton, on leave to Hi-Tech and, following the Exchange, to us, from 2001 to 2004.

WILLIAM MARTIN. Mr. Martin has served as Director of Production and Logistics since the Exchange in February 2004. Previously, Mr. Martin served as Vice President of Production and Logistics of Hi-Tech from 1996 until the Exchange in 2004.

MELISSA SANTOS. Ms. Santos has served as Director of Quality Assurance since the Exchange in February 2004. Previously, Ms. Santos served as Director of Quality Assurance, and as Production and Logistics Coordinator, of Hi-Tech from 2000 until the Exchange in February 2004. Ms. Santos is responsible for compliance with, and maintenance of, our ISO 9001-2000 registration.

DIRECTOR INDEPENDENCE

The Board believes that the interests of the stockholders are best served by having at least a majority of objective independent representatives on the Board.

In determining independence, the Board applies the standards established by the Nasdaq Stock Market. In conjunction with this Proxy Statement, the Board has evaluated all relationships between each director, or nominee, and the Company and has made the following determinations with respect to the "independence" of each director or nominee for director:

                    DIRECTOR                         STATUS

                    Mr. Boddie                       Independent
                    Mr. Booth                        Not independent (1)
                    Mr. Poland                       Not independent (2)
                    Mr. Roth                         Independent
                    Mr. Sutherland                   Independent

(1)   Mr. Booth is our President and Chief Executive Officer.

(2) Mr. Poland served as President and Chief Executive Officer of Star until the date of the Exchange, February 3, 2004.

Based on the foregoing analysis, it was determined that at least a majority of our directors are "independent" directors under the standards established by Nasdaq.

The Board will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

COMMITTEES OF THE BOARD

In order to facilitate the various functions of the Board of Directors, in April 2004, the Board created a standing Audit Committee, a standing Compensation Committee and a standing Corporate Governance/Nominating Committee. Committee assignments are re-evaluated annually and approved by the Board of Directors at its annual meeting that follows the annual meeting of the stockholders.

Audit Committee. The Audit Committee operates pursuant to a written charter that was adopted in April 2004. Under its charter, the Audit Committee is given the sole authority and responsibility for the appointment, retention, compensation and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by our independent auditors.

John Boddie, James Roth and John Sutherland were appointed as members of the Audit Committee in April 2004 with the understanding that Mr. Roth and Mr. Sutherland would serve on an interim basis until such time as suitable replacements were identified and elected as directors and appointed to the Audit Committee. The Board of Directors determined that each of the members of the Audit Committee satisfies the independence standards established by Nasdaq for Audit Committee members and that each of the members of the Audit Committee is qualified to serve on the Audit Committee based on their financial and accounting acumen. The Board of Directors has determined that none of the present Audit Committee members meet the SEC criteria of an "audit committee financial expert". A search for suitable replacements for Mr. Roth and Mr. Sutherland has commenced with a view toward appointing two additional directors that will be appointed to serve on the Audit Committee, at least one of which will satisfy the criteria for service as an "audit committee financial expert" and will serve as chairman of the committee.

Compensation Committee. The Compensation Committee is responsible for reviewing and approving, on behalf of the Board, the amounts and types of compensation to be paid to executive officers and the non-employee directors; provides oversight and guidance in the development of compensation and benefit plans for all employees; and administers our stock-based compensation plans.

John Boddie (Chairman), Larry Poland and James Roth were appointed as members of the Compensation Committee in April 2004. The Board of Directors has determined that each of the members of the Compensation Committee, other than Mr. Poland, satisfies the independence standards established by Nasdaq.

Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee is responsible for developing and implementing policies and procedures that are intended to assure that the Board will be appropriately constituted and organized to meet its fiduciary obligations to the Company and our stockholders; identify individuals qualified to become members of the Board, and to select, or to recommend that the Board select, the director nominees for the next annual meeting of shareholders; develop and recommend to the Board a set of corporate governance principles applicable to the Company; and review and monitor our compliance programs, including acting in the capacity as a "qualified legal compliance committee" as needed. In accomplishing this purpose, the committee will evaluate the composition and governance of the Board and makes recommendations with regard thereto, make recommendations concerning the qualifications and retirement policies for Board members, propose nominees for election to the Board, administer a Board evaluation process and review policies related to corporate and social issues important to the Company in order to make recommendations on specific issues.

James Roth (Chairman), John Sutherland and Larry Poland were appointed as members of the Corporate Governance/Nominating Committee in April 2004. The Board of Directors has determined that each of the members of the Corporate Governance/Nominating Committee, other than Mr. Poland, satisfies the independence standards established by Nasdaq.

BOARD MEETINGS AND EXECUTIVE SESSIONS

During the year ended December 31, 2003, the Board of Directors held no formal meetings. No committees were in existence during 2003.

By resolution adopted by the Board of Directors, commencing in 2004, the non-management members of the Board will meet on a regular basis, not less than twice annually, in executive session without management present. Executive sessions are to be led by a "Lead Director" designated by the non-management directors. An executive session is held in conjunction with each regularly scheduled Board meeting and other sessions may be called by the Lead Director in his or her own discretion or at the request of the Board.

NOMINATION OF DIRECTORS

Effective April 2004, the Board of Directors established a standing Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee for implementing and carrying out appropriate processes by which nominees for election as directors are selected.

In assessing potential director nominees, the Corporate Governance/Nominating Committee is expected to look for candidates who possess a wide range of experience, skills, areas of expertise, knowledge and business judgment, high integrity and demonstrated superior performance or accomplishments in his or her professional undertakings. The Corporate Governance/Nominating Committee may utilize the services of a search firm to help identify candidates for director who meet the qualifications outlined above.

The Board will also consider for nomination as director qualified candidates suggested by our stockholders. Stockholders can suggest qualified candidates for nomination as director by writing to our corporate secretary at 5 Hutton Centre Dr., Suite 700, Santa Ana, California 92707. Submissions that are received that meet the criteria outlined above are forwarded to the Corporate Governance/Nominating Committee for further review and consideration.

It is our policy that the directors, or nominees for director, who are up for election attend the Annual Meeting. Star did not hold a stockholders meeting in 2003.

CODES OF ETHICS

In April 2004, the Board of Directors adopted a Code of Business Ethics covering all officers, directors and employees. We require all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the company's best interest. All of our employees are required to certify that they have reviewed and understood the Code of Business Ethics.

The Board of Directors, in April 2004, also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-KSB and is available for review at the SEC's web site at www.sec.gov.

CONTACTING THE BOARD

Any shareholder who desires to contact our Lead Director or the other members of the Board of Directors may do so electronically by sending an email to the following address: board_of_directors@vitrotechcorp.com. Alternatively, a shareholder can contact the Lead Director or the other members of the Board by writing to: Board of Directors, VitroTech Corporation, 5 Hutton Centre Dr., Suite 700, Santa Ana, California 92707. Communications received electronically or in writing are distributed to the Lead Director or the other members of the Board as appropriate depending on the facts and circumstances outlined in the communication received. For example, if any complaints regarding accounting, internal accounting controls and auditing matters are received, then they will be forwarded by the Secretary to the Chairman of the Audit Committee for review.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers served during 2003 as a member of the board of directors or compensation committee of any entity that has had one or more executive officers which served as a member of our Board of Directors or Compensation Committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during 2003. Based solely on a review of such reports and written statements of directors, executive officers and shareholders, we believe that all of the filing requirements were satisfied on a timely basis in 2003.

ITEM 10.      EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

During the period from our inception on April 1, 2001 through December 31, 2003, no salary or any other compensation was paid to the Company's Chief Executive Officer or any officer for the services provided to us.

EMPLOYMENT CONTRACTS

Effective March 18, 2004, we entered into an employment agreement with Thomas M. Costales in connection with his hiring to serve as our Chief Financial Officer. Mr. Costales' employment agreement provides for an annual salary of $165,000 and the grant of 50,000 stock options. The agreement is for a term ending December 31, 2004 and is "at-will" thereafter.

We have no other employment agreements with any of our employees but intend to enter into employment agreements with key officers and employees.

COMPENSATION OF DIRECTORS

Commencing April 2004, each director who is not an employee is paid (1) an annual fee of $30,000, payable in quarterly installments, (2) $1,000 per day per meeting, including one travel day for each meeting for out-of-state directors, and (3) out-of-pocket expenses. Each non-employee director is also granted options to purchase 60,000 shares of our common stock on initial appointment and 20,000 options following each subsequent shareholders meeting after which the director continues to serve. In addition, each non-employee director is paid $500 per meeting for each committee meeting attended. The Chair of the Audit Committee is paid an annual fee of $7,500. Other committee chairs are paid an annual fee of $1,000.

EQUITY COMPENSATION PLAN INFORMATION

At December 31, 2003, we had no equity award plans in place and no outstanding options, warrants or rights to acquire shares of our common stock under plans either approved, or not approved, by our security holders.

-- 2004 Stock Option Plan

In April 2004, our Board adopted the VitroTech Corporation 2004 Stock Option Plan (the "2004 Option Plan") pursuant to which it may grant equity awards to eligible persons. The 2004 Option Plan is subject to approval of the same by our shareholders.

General. The purpose of the 2004 Option Plan is to provide us with a means of providing employees, directors and consultants the benefits of ownership of our common stock. The 2004 Option Plan is designed to help attract and retain personnel of superior ability for positions of exceptional responsibility, to reward employees, directors and consultants for past services and to motivate such individuals through added incentives to further contribute to our future growth and success.

Under the 2004 Option Plan ("Awards") may be granted from time to time to Eligible Persons (hereinafter defined), all generally in the discretion of the Compensation Committee which is responsible for administering the 2004 Option Plan. Each Award under the Plan will be evidenced by a separate written agreement which sets forth the terms and conditions of the Award. "Eligible Persons" generally include any employee, including employees of subsidiaries, members of the Board of Directors and any consultant or other person whose participation the Compensation Committee determines is in our best interest. There is no maximum number of persons eligible to receive Awards under the 2004 Option Plan, nor is there any limit on the amount of Awards that may be granted to any such person, except as described below with respect to incentive stock options. We intend that Awards under the 2004 Option Plan to persons subject to
Section 16 of the Exchange Act will satisfy the requirements of Rule 16b-3 under the Exchange Act ("Rule 16b-3").

We have initially reserved 14,483,333 shares of common stock for issuance under the 2004 Option Plan, subject to adjustment to protect against dilution in the event of certain changes in our capitalization and subject to an annual "evergreen" adjustment to the number of shares such that, during the life of the 2004 Option Plan, the total shares available for option grants will equal 10% of our total outstanding shares.

Administration. The 2004 Option Plan will be administered by a committee of our Board of Directors that consists of two or more directors. To the extent necessary to comply with Rule 16b-3, the committee will consist solely of two or more "non-employee directors," as that term is defined in Rule 16b-3. Under the 2004 Option Plan, generally the committee will have complete authority to determine the persons to whom Awards will be granted from time to time, as well as the terms and conditions of such Awards. The committee also will have discretion to interpret the 2004 Option Plan and the Awards granted under the 2004 Option Plan and to make other determinations necessary or advisable for the administration of the 2004 Option Plan. Under the 2004 Option Plan, the full Board of Directors can act as the committee, if all of the members of the Board of Directors otherwise are eligible to serve on the committee. The full Board of Directors generally also may grant Awards under the 2004 Option Plan from time to time. The Compensation Committee of the Board of Directors will act as the committee until otherwise determined by the Board of Directors.

Stock Options Terms. The Compensation Committee may grant either incentive stock options (for purposes of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) or nonqualified stock options under the 2004 Option Plan. Except as described below for incentive stock options, the Compensation Committee generally has the discretion to determine the persons to whom stock options will be granted, the numbers of shares subject to such options, the exercise prices of such options, the vesting schedules with respect to such options, the terms of such options, as well as the period, if any, following a participant's termination of service during which such option may be exercised, and the circumstances in which all or a portion of an option may become immediately exercisable or be forfeited. The Compensation Committee also has the discretion, exercisable either at the time an option is granted or at the time of a participant's termination of service, to provide for accelerated vesting of the exercisability of an option for a limited period following such termination of service. Such terms may differ among the various persons to whom the options are granted and among the various options granted to any such person. Notwithstanding the foregoing, under the terms of the 2004 Option Plan, no options may be exercised following the termination of service of a participant for cause.

In the discretion of the Compensation Committee, the price due upon exercise of an option may be paid in cash or in shares of our common stock valued at their then current fair market value, or a combination of both. Shares delivered in payment of such price may be shares acquired by prior exercises of options or otherwise, in the Compensation Committee's discretion. Also in the discretion of the Compensation Committee, a participant may exercise an option as to only a part of the shares covered thereby and then, in an essentially simultaneous transaction, use the shares so acquired in payment of the exercise price for additional option shares.

Generally, options granted under the 2004 Option Plan may not be transferred by a participant other than by will or by the laws of descent and distribution and generally will be exercisable during the participant's lifetime only by such participant or his or her guardian or legal representative.

The Compensation Committee may also, in its discretion, allow the voluntary surrender of all or a portion of a stock option conditioned upon the granting to the participant of a new stock option for the same or a different number of shares, or may require the surrender as a condition precedent to the grant of a new stock option. The Compensation Committee may also purchase a participant's outstanding option, on such terms and conditions as the Compensation Committee in its discretion determines.

Holders of options shall have no rights as shareholders unless and until such options are exercised and shares are delivered to such persons in accordance with the 2004 Option Plan.

Incentive Stock Options. Incentive stock options may be granted only to persons who are employees (including directors who are also employees but excluding non-employee directors). Generally, incentive stock options must be granted within ten years of the date the 2004 Option Plan is adopted, and the term of any incentive stock option may not exceed ten years. Furthermore, the aggregate fair market value of shares of common stock with respect to which any incentive stock options are exercisable for the first time by a participant during any calendar year, whether such incentive stock options are granted under the 2004 Option Plan or any other plans we may adopt, may not exceed $100,000. Furthermore, the exercise price of incentive stock options must be at least 100% of the fair market value of the common stock at the time the incentive stock option is granted, except in the case of incentive stock options granted to any individual who owns more than 10% of the total combined voting power of all classes of our stock, in which case the exercise price of incentive stock options must be at least 110% of the fair market value of the common stock at the time of grant.

The 2004 Option Plan also provides that, with respect to incentive stock options, the period during which an option may be exercisable following a termination of service generally may not exceed three months, unless (i) employment is terminated as the result of disability, in which case in the discretion of the Compensation Committee the incentive stock options may be exercised during a period of one year following the date of such disability, or
(ii) employment is terminated as the result of death, or if the employee dies following a termination of service (other than as a result of disability) and during the period that the incentive stock option is still exercisable, in which case in the discretion of the Compensation Committee the incentive stock option may be exercised during a period of one year following the date of such death. In no event, however, may an incentive stock option be exercised after the expiration of its original term.

Changes of Control or Other Fundamental Change. The 2004 Option Plan provides that upon certain mergers or other reorganizations to which we or any subsidiary is a party that involves an exchange or conversion or other adjustment of our outstanding common stock, each participant generally shall be entitled upon the exercise of his or her stock options to receive the number and class of securities or other property to which such participant would have been entitled in the merger or reorganization if such participant had exercised such stock option prior to such merger or reorganization.

The 2004 Option Plan also provides that, upon the occurrence of a change of control the Compensation Committee has the right, but not the obligation, to accelerate the time at which all or a portion of any outstanding options may be exercised.

Miscellaneous. The Board of Directors generally may amend or terminate the 2004 Option Plan or any provision of the 2004 Option Plan at any time. To the extent required by the Exchange Act or the Code, however, absent approval by our shareholders, no amendment may (i) materially alter the group of persons eligible to participate in the 2004 Option Plan; (ii) except as specifically provided in Section 6.11 of the 2004 Option Plan, increase the number of shares available for Awards under the 2004 Option Plan; (iii) extend the period during which incentive stock options may be granted beyond April 7, 2014; or (iv) decrease the exercise price of any option granted under the 2004 Option Plan. Furthermore, without the consent of the participant, no amendment to or discontinuance of the 2004 Option Plan or any provision thereof shall adversely affect any Award granted to the participant under the 2004 Option Plan.

Federal Income Tax Consequences. The following is a brief description of the Federal income tax consequences to the participants and the Company of the issuance and exercise of stock options under the 2004 Option Plan. All ordinary income recognized by a participant with respect to Awards under the 2004 Option Plan shall be subject to both wage withholding and employment taxes. The deduction allowed to us for the ordinary income recognized by a participant with respect to an Award under the 2004 Option Plan will be limited to amounts that constitute reasonable, ordinary and necessary business expenses.

-- Incentive Stock Options. In general, no income will result for Federal income tax purposes upon either the granting or the exercise of any incentive option issued under the 2004 Option Plan. If certain holding period requirements (at least two years from the date of grant of the option and at least one year from the date of exercise of the option) are satisfied prior to a disposition of stock acquired upon exercise of an incentive option, the excess of the sales price upon disposition over the option exercise price generally will be recognized by the participant as a capital gain, and the Company will not be allowed a business expense deduction.

If the holding period requirements with respect to incentive options are not met, the participant generally will recognize, at the time of the disposition of the stock, ordinary income in an amount equal to the difference between the option price of such stock and the lower of the fair market value of the stock on the date of exercise and the amount realized on the sale or exchange. The difference between the option price of such stock and the fair market value of the stock on the date of exercise is a tax preference item for purposes of calculating the alternative minimum tax on an participant's federal income tax return. If the amount realized on the sale or exchange exceeds the fair market value of the stock on the date of exercise, then such excess generally will be recognized as a capital gain. In the case of a disposition prior to satisfaction of the holding period requirements which results in the recognition of ordinary income by the participant, we generally will be entitled to a deduction in the amount of such ordinary income in the year of the disposition.

If a participant delivers shares of our common stock in payment of the option price, the participant generally will be treated as having made a like-kind exchange of such shares for an equal number of the shares so purchased, and no gain or loss will be recognized with respect to the shares surrendered in payment of said option price. In such a case, the participant will have a tax basis in a number of shares received pursuant to the exercise of the option equal to the number of shares of common stock used to exercise the option and equal to such participant's tax basis in the shares of common stock submitted in payment of the option price. The remaining shares of common stock acquired pursuant to the exercise of the option will have a tax basis equal to the gain, if any, recognized on the exercise of the option and any other consideration paid for such shares on the exercise of the option.

Notwithstanding the foregoing, if a participant delivers any stock that was previously acquired through the exercise of an incentive stock option in payment of all or a portion of the option price of an option, and the holding period requirements described above have not been satisfied with respect to the shares of stock so delivered, the use of such stock to pay a portion of the option price will be treated as a disqualifying disposition of such shares, and the participant generally will recognize income.

-- Nonqualified Stock Options. The grant of nonqualified stock options under the 2004 Option Plan will not result in any income being taxed to the participant at the time of the grant or in any tax deduction for us at such time. At the time a nonqualified stock option is exercised, the participant will be treated as having received ordinary income equal to the excess of the fair market value of the shares of common stock acquired as of the date of exercise over the price paid for such stock. At that time, we will be allowed a deduction for Federal income tax purposes equal to the amount of ordinary income attributable to the participant upon exercise. The participant's holding period for the shares of common stock acquired will commence on the date of exercise, and the tax basis of the shares will be the greater of their fair market value at the time of exercise or the exercise price.

-- New Plan Benefits

As of April 9, 2004, an aggregate of 290,000 options had been granted under the 2004 Option Plan. The options granted to date consist of 50,000 options issued pursuant to the initial employment of Thomas Costales as our Chief Financial Officer and 60,000 options issued to each of John Boddie, Larry Poland, James Roth and John Sutherland pursuant to their service as non-employee directors. All such options are subject to approval of the 2004 Option Plan by our shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 8, 2004, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock,
(ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address                         Number of Shares           Percentage
of Beneficial Owner (1)                  Beneficially Owned (2)      of Class
-----------------------                  ----------------------      --------

DIRECTORS AND NAMED
 EXECUTIVE OFFICERS

Jess Rae Booth (3)                          11,849,488                  8.2%

John Boddie (4)                                 60,000                     *

Larry S. Poland (4)                            159,148                     *

James Roth (4)                                  60,000                     *

John Sutherland (4)                             60,000                     *

All directors and executive officers
 as a group (8 persons)                     13,397,516                  9.2%

5% SHAREHOLDERS

Hi-Tech Environmental Products, LLC (5)     60,000,000                 41.4%

Elgin Investments LLC (6)                   52,000,000                 35.9%

----------
*        Less than 1%
(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of April 8, 2004.

(2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3) Address is 5 Hutton Centre Dr., Suite 700, Santa Ana, California 92707. Shares shown as beneficially owned by Jess Rae Booth reflect Mr. Booth's allocable interest in shares held of record by Hi-Tech Environmental Products LLC.

(4) Includes options for 60,000 shares exercisable within 60 days of April 8, 2004.

(5) Address is 5 Hutton Centre Dr., Suite 700, Santa Ana, California 92707. Based on a Schedule 13D/A, dated March 8, 2004, James Kangas and Glenn Easterbrook, as Chairman Manager and Manager, respectively, of Hi-Tech Environmental Products LLC, have voting and dispositive power with respect to all shares held of record by Hi-Tech Environmental Products LLC.

(6) Address is 8501 Wilshire Blvd., Suite 220, Beverly Hills, California 90211. Based on a Schedule 13D, dated February 3, 2004, Steve Merry, as Manager of Elgin Investments, LLC, has voting and dispositive power with respect to all shares held of record by Elgin Investments, LLC.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are party to multiple agreements with entities in which our officers and employees, including Jess Rae Booth, our President and Chief Executive Officer, and Edward Johnson, our Vice President - Sales and Marketing, have financial interests.

Pursuant to the EIG Mining Agreement, the Red Rock Mining Agreement and the Valley Springs Mining Agreement, we purchase all Minerals from EIG, Red Rock LLC and Valley Springs LLC. Mr. Booth and Mr. Johnson, as well as other of our employees, are members of each of those entities. All purchases from those entities are subject to fixed price terms and minimum purchase requirements.

In conjunction with the VitroCo Reorganization and the transfer of rights under the EIG Mining Agreement, the Red Rock Mining Agreement and the Valley Springs Mining Agreement, we entered into a Royalty Agreement with Hi-Tech pursuant to which we are obligated to pay to Hi-Tech a royalty with respect to all Minerals sold and paid for from the EIG Property, the Red Rock Canyon Property and the Valley Springs Property. Royalties payable under the Hi-Tech Royalty Agreement are $1.00 per pound of Mineral sold and paid for. During 2004 and 2005, the royalty payable under the Hi-Tech Royalty Agreement is subject to downward adjustment in the event that the average price of Materials sold and collected for any calendar month is less than $5.25, provided that the adjusted royalty will in no event be less than $0.75 per pound for any month. Pursuant to an amendment to the Hi-Tech Royalty Agreement, payment of the royalty is deferred until we shall have reported, for a calendar quarter, positive cash flow from operations. Mr. Booth and Mr. Johnson, as well as other of our employees, are members of Hi-Tech and, until the Exchange, Mr. Booth was the Chairman Manager of Hi-Tech.

In February 2004, a subsidiary of Hi-Tech completed the purchase of the Indian Hill Processing Facility from North American Refractories Company for a purchase price of $425,000. In April 2004, we entered into an agreement to purchase the Indian Hill Processing Facility from Hi-Tech's subsidiary for $864,000, payable $464,000 at closing. The balance of the purchase price, in the amount of $400,000, will bear interest at 10% per annum and will be payable in monthly installments of $30,000, subject to mandatory prepayment to the extent that we secure additional capital.

The agreements to purchase Minerals from EIG, Red Rock LLC and Valley Springs LLC predated the Exchange and were assumed by us pursuant to, and as a condition of the Exchange. The Royalty Agreement was entered simultaneous with, and as a condition of, the Exchange.

The Indian Hill Processing Facility transaction was reviewed by the board of directors and determined to be fair to us. In making that determination, the board reviewed a third party appraisal prepared for a prospective financing source and indicating that the value of the facility substantially exceeded the purchase price to be paid by us.

Effective April 2004, the Board, by resolution, requires that all proposed related party transactions be submitted to the Audit Committee for review and approval as a condition to entering into any such transactions.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit
Number     Description of Exhibit
------     ----------------------

2.1 Stock Purchase Agreement, dated February 3, 2004, by and among Star Computing Ltd., Hi-Tech Environmental Products, LLC, VitroCo Materials, LLC, VitroTech Corporation and the shareholders of VitroTech Corporation
      (1)

3.1   Amended and Restated Articles of Incorporation, dated February 26, 2004
      (2)

3.2   Amended and Restated Bylaws, dated April 1, 2004

10.1 Royalty Agreement, dated February 3, 2004, between VitroCo Materials, LLC and Hi-Tech Environmental Products, LLC

10.2 Second Amended and Restated Agreement relating to mineral purchases from Enviro Investment Group LLC, dated March 16, 2001, as amended by a First Amendment dated December 31, 2002, a Second Amendment dated December 31, 2002, a Third Amendment dated February 2, 2004 and a Fourth Amendment dated February 10, 2004

10.3 Second Amended and Restated Agreement relating to mineral purchases from Red Rock Canyon Mineral, LLC, dated April 5, 2002, as amended by a First Amendment dated February 2, 2004 and a Second Amendment dated February 10, 2004

10.4 Second Amended and Restated Agreement relating to mineral purchases from Valley Springs Mineral, LLC, dated April 5, 2004, as amended by a First Amendment dated February 2, 2004 and a Second Amendment dated February 10, 2004

10.5  Form of Contingent Interest Promissory Note

10.6  Form of $3.00 Warrant issued in 2004

10.7 Agreement of Purchase and Sale, dated April 5, 2004, between Indian Hill Processing, LLC and VitroCo Processing Incorporated

10.8  2004 Stock Option Plan

10.9 Independent Contractor Agreement, dated March 31, 2004, between VitroCo Incorporated and Checkmate Management Co., LLC

10.10 First Amendment to Royalty Agreement, dated March, 2004

14.1  Code of Ethics for CEO and Senior Financial Officers

31.1  Section 302 Certification of CEO

31.2  Section 302 Certification of CFO

32.2  Section 906 Certifications
----------------
(1) Incorporated by reference to the respective exhibits included in the Current Report on Form 8-K dated February 3, 2004.

(2) Incorporated by reference to the respective exhibits to the Information Statement on Form 14C filed March 8, 2004.

         (b) Reports on Form 8-K

                  None

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Lesley, Thomas, Schwarz & Postma, Inc. for the audit of our annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by Lesley, Thomas, Schwarz & Postma during those periods.

                                           2003            2002
                                      ---------       ---------
          Audit fees (1)                  12,750         12,625
          Audit related fees                   -              -
          Tax fees                           500            400
          All other fees                       -              -
                                      ----------      ---------
          Total                           13,250         13,025
                                      ==========      =========

(1) Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Lesley, Thomas, Schwarz & Postma in connection with statutory and regulatory filings or engagements.

The Audit Committee is presently developing a policy relating to the pre-approve of all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. As of April 4, 2004, the policy had not yet been finalized.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VITROTECH CORPORATION
Dated:   April 13, 2004

                                                By:      /s/ Jess Rae Booth
                                                         -----------------------
                                                         Jess Rae Booth
                                                         President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                    Title                              Date
   ----------                    -----                              ----

/s/ Jess Rae Booth        Chairman of the Board, President       April 13, 2004
JESS RAE BOOTH            and Chief Executive Officer
                          (Principal Executive Officer)

/s/ Thomas M. Costales    Chief Financial Officer and Treasurer  April 13, 2004
THOMAS M. COSTALES        (Principal Accounting and Financial
                          Officer)

/s/ John Boddie           Director                               April 13, 2004
JOHN BODDIE

/s/ Larry S. Poland       Director                               April 13, 2004
LARRY S. POLAND

/s/ James Roth            Director                               April 13, 2004
JAMES ROTH

/s/ John P. Sutherland    Director                               April 13, 2004
JOHN P. SUTHERLAND

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)
                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT


                                 C O N T E N T S

                                                                                                                     Page

Independent Auditor's Reports................................................................................         40

Balance Sheet as of December 31, 2003........................................................................         42

Statements of Operations for the Years Ended December 31, 2003 and 2002
  and for the Period July 16, 2001 (Inception) through December 31, 2003.....................................         43

Statements of Changes in Stockholders' Equity for the Period July 16, 2001 (Inception)
  through December 31, 2003..................................................................................         44

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 and for
  the Period July 16, 2001 (Inception) through December 31, 2003.............................................         45

Notes to Financial Statements................................................................................         46


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Star Computing Limited

We have audited the accompanying balance sheet of Star Computing Limited as of December 31, 2003 and the statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003, and the period from January 1, 2003 through December 31, 2003 included in the period July 31, 2001 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Computing Limited as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003, and the period from January 1, 2003 through December 31, 2003 included in the period July 31, 2001 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses and negative cash flows from operations, and has no operations as of December 31, 2003. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




STONEFIELD JOSEPHSON, INC.
Certified Public Accountants

Santa Monica, Ca
April 9, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Star Computing Limited

We have audited the accompanying statements of operations and cash flows of Star Computing Limited for the year ended December 31, 2002 and the activity for the period July 31, 2001 (inception) through December 31, 2002 included in the statements of operations and cash flows for the period July 31, 2001 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the results of Star Computing Limited's operations and its cash flows for the year ended December 31, 2002 and the activity for the period July 31, 2001 (inception) through December 31, 2002 included in the statements of operations and cash flows for the period July 31, 2001 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                /s/ Lesley, Thomas, Schwarz & Postma, Inc.

                                A Professional Accountancy Corporation
                                Newport Beach, California
                                March 19, 2003

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2003


ASSETS

CURRENT ASSETS
   Cash                                                             $    24,903
   Accounts receivable                                                      100
                                                                       --------

     Total current assets                                                25,003
                                                                         ------

PROPERTY AND EQUIPMENT
   Computer equipment                                                     1,092
   Less: accumulated depreciation                                          (656)
                                                                        -------

     Total property and equipment                                           436
                                                                        -------

       Total assets                                                 $    25,439
                                                                         ======

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                 $    26,869
                                                                         ------

    Total current liabilities                                            26,869
                                                                         ------

Commitments and Contingencies                                                --

STOCKHOLDERS' DEFICIT

   Common stock, $0.001 par value, authorized
     500,000,000 shares; 44,173,984 issued and
     outstanding (giving effect to post balance sheet date split)        44,174
   Additional paid-in capital                                            69,642
   Deficit accumulated during development stage                        (115,246)
                                                                      ---------

     Total stockholders' deficit                                        (1,430)
                                                                        ------

       Total liabilities and stockholders' deficit                  $    25,439
                                                                         ======

   The accompanying notes are an integral part of these financial statements.


                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                         Period July 16, 2001
                                                                         (inception) through
                                              Year Ended December 31,       December 31,
                                            ----------------------------    ------------
                                               2003             2002           2003
                                            ------------    ------------    ------------
Revenues
   Consulting                               $     16,750    $     14,500    $     31,250
   Hardware                                           --           3,000           3,000
   Commissions                                        --              --             200
                                            ------------    ------------    ------------
        Total revenues                            16,750          17,500          34,450
                                            ------------    ------------    ------------

Expenses
   Cost of hardware                                   --           2,478           2,478
   Accounting expense                              9,000          12,275          21,275
   Legal expense                                  37,070          28,277          65,347
   Consulting services                            12,800          14,700          27,500
   General and administrative expenses            11,347          15,879          33,096
                                            ------------    ------------    ------------
        Total expenses                            70,217          73,609         149,696
                                            ------------    ------------    ------------

Loss from operations before provision for
  income taxes                                   (53,467)        (56,109)       (115,246)

Provision for income taxes                            --              --              --
                                            ------------    ------------    ------------

Net Loss                                    $    (53,467)   $    (56,109)   $   (115,246)
                                            ============    ============    ============

Net Loss Per Common Share
   Basic and diluted                        $      (0.00)   $      (0.00)   $      (0.00)
                                            ============    ============    ============

Weighted Average Common
    Shares Outstanding
  Basic and diluted                           44,173,984      34,095,960      36,600,500
                                            ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           Period July 16, 2001 (inception) through December 31, 2003

                                                                                    Deficit
                                                                                  Accumulated
                                                Common Stock        Additional      During
                                          -----------------------    Paid-In      Development
                                            Shares        Amount     Capital        Stage        Total
                                          ----------   ----------   ----------    ----------    ----------
Balance, July 16, 2001                            --   $       --   $       --    $       --    $       --
(inception)(effective for a 4.029-to-1
stock split and a 4-to-1 stock split)
Issuance of common stock in
 August 2001 ($0.000 per share)           16,116,000       16,116      (11,116)           --         5,000
Issuance of common stock in
 September 2001 ($0.003 per share)         8,058,000        8,058       16,942            --        25,000
Additional paid-in capital, in exchange
 for rent and incorporation expense               --           --        2,573            --         2,573
Net loss                                          --           --           --        (5,670)       (5,670)
                                          ----------   ----------   ----------    ----------    ----------

Balance, December 31, 2001                24,174,000       24,174        8,399        (5,670)       26,903
Issuance of common stock in
 July 2002 ($0.004 per share)             19,999,984       20,000       54,193            --        74,193
Additional paid-in capital, in exchange
 for rent                                         --           --        1,650            --         1,650
Net loss                                          --           --           --       (56,109)      (56,109)
                                          ----------   ----------   ----------    ----------    ----------

Balance, December 31, 2002                44,173,984       44,174       64,242       (61,779)       46,637
Additional paid-in capital, in exchange
 for officer compensation                         --           --        3,600            --         3,600
Additional paid-in capital, in exchange
 for rent                                         --           --        1,800            --         1,800
Net loss                                          --           --           --       (53,467)      (53,467)
                                                       ----------   ----------    ----------    ----------

Balance, December 31, 2003                44,173,984   $   44,174   $   69,642    $ (115,246)   $   (1,430)
                                          ==========   ==========   ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                          Period July 16, 2001
                                                         Year Ended       (inception) through
                                                         December 31,         December 31,
                                                      2003         2002          2003
                                                    ---------    ---------    ---------
Cash Flows From Operating Activities
  Net loss                                          $ (53,467)   $ (56,109)   $(115,246)
    Adjustments to reconcile net loss to net
    cash used in operating activities
       Depreciation                                       513          119          656
       Rent in exchange for
        additional paid-in capital                      1,800        1,650        6,023
       Compensation in exchange for
        additional paid-in-capital                      3,600           --        3,600
    Changes in operating assets and liabilities
      Decrease (increase) in accounts receivable       17,400      (17,500)        (100)
      Decrease in prepaid expense                          --       10,500           --
      Increase in accounts payable                     22,707        4,163       26,869
                                                    ---------    ---------    ---------
  Net cash used in operating activities                (7,447)     (57,177)     (78,198)
                                                    ---------    ---------    ---------
Cash Flows From Investing Activities
   Purchase of computer equipment                          --         (692)      (1,092)
                                                    ---------    ---------    ---------
  Net cash used in investing activities                    --         (692)      (1,092)
                                                    ---------    ---------    ---------

Cash Flows From Financing Activities
  Issuance of common stock                                 --       74,193      104,193
                                                    ---------    ---------    ---------
 Net cash provided by financing activities                 --       74,193      104,193
                                                    ---------    ---------    ---------

Net Change in Cash                                     (7,447)      16,324       24,903

Cash, beginning of period                              32,350       16,026           --
                                                    ---------    ---------    ---------

Cash, end of period                                 $  24,903    $  32,350    $  24,903
                                                    =========     =========    =========

Supplemental disclosures of cash flow information
    Interest paid                                   $      --    $      --    $      --
                                                    =========     =========    =========
    Income taxes paid                               $      --    $     900    $     900
                                                    =========     =========    =========


Supplemental schedule of disclosure of non-cash activities

During the years ended December 31, 2003 and 2002, the Company recorded rent expense of $1,800 and $1,650, respectively, as additional paid-in capital for services provided by a stockholder. During the year ended December 31, 2003, the Company recorded compensation expense of $3,600 as additional paid-in capital by a stockholder.

   The accompanying notes are an integral part of these financial statements.

                             STAR COMPUTING LIMITED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 1 - COMPANY OPERATIONS

Star Computing Limited (the "Company") is a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on July 16, 2001.

The Company was formed with the intention of acting as a broker for refurbished and closeout deals of consumer related computer hardware including desktops, notebooks, monitors, modems, servers, storage, memory, etc. from a wide range of manufacturers.

As reflected in the accompanying consolidated financial statements, the Company has losses, negative cash flows from operations and negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, the continued operations of the Company is dependent upon the Company's ability to raise capital and generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Pursuant to a stock purchase agreement dated February 3, 2004, the Company's operations ceased in their present form; and on April 1, 2004, the Company changed its name to VitroTech Corporation. VitroTech Corporation's primary operation consists of the operations of its wholly owned subsidiary, VitroCo Incorporated ("VitroCo"). VitroCo is a materials technology and research company, headquartered in Santa Ana, California, with rights to purchase, process and sell approximately 35 billion pounds of rare amorphous aluminosilicate deposits which are used to produce VitroCo's primary products, Vitrolite and Vitrocote. These products enhance both the physical qualities and production of plastics, paint/coatings, and a variety of other market segments. Refer to Note 6 - SUBSEQUENT EVENTS.

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

Fair Value of Financial Instruments - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS 107") requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2003 and 2002, the carrying value of cash and cash equivalents, accounts receivable and accounts payable none of which is held for trading purposes, approximate fair value due to the short term nature of such instruments.

Net Loss Per Share of Common Stock - Basic and diluted loss per share is computed using shares of common stock issued to date. Consideration is also given in the dilutive loss per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options. However, for the periods presented, there were no common stock equivalents.

Comprehensive Income - A Statement of Comprehensive Income is not presented in the Company's financial statements since the Company did not have any of the items of other comprehensive income in any period presented.

Recent Accounting Pronouncements:

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46R"), which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

In December 2003, the FASB issued Summary of Statement No. 132 (revised 2003), "Employer's Disclosures about Pensions and Other Post Retirement Benefits - an amendment to FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost. This statement also calls for certain information to be disclosed in financial statements for interim period. The disclosures required by this statement are effective for fiscal year ending after December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or stockholders' equity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the accounting treatment for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position, results of operations or stockholders' equity.

NOTE 3 - INCOME TAXES

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2003 and 2002 as follows:

                                                    2003             2002
                                                --------------    ------------
     Statutory federal income benefit rate            (34.0)%        (34.0)%
     Valuation allowance                               34.0           34.0
                                                --------------    ------------
                                                          - %            - %
                                                ==============    ============

The components of the deferred income tax assets (liabilities) at December 31, 2003 were as follows:

            Net operating loss carry-forwards                   $  115,246
            Additional paid-in capital in exchange for:
            Rent expense                                           (4,273)
            Incorporation expense                                  (1,750)
            Compensation expense                                   (3,600)
                                                                ----------
            Gross deferred tax assets                              105,623
            Valuation allowance                                   (105,623)
                                                                ----------
            Total                                               $       -
                                                                =========

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded rent fees of $1,800 and $1,650 at December 31, 2003 and 2002, respectively, and compensation expense of $3,600 at December 31, 2003. The Company's president has waived reimbursement of the compensation and rent fees and has considered them as additional paid-in capital.

During the year ended December 31, 2002, officers were paid $9,700 for consulting services.

NOTE 5 - COMMON STOCK

In November 2003, the Company approved a 4.029-for-1 forward stock split of its common stock. Each share of Star Computing common stock held by each shareholder of record was reclassified and subdivided into 4.029 shares of Star Computing common stock.

Subsequent to the year ended December 31, 2003, the Company approved a four-for-one forward stock split of its common stock along with an increase in its authorized shares of common stock. Each share of Star Computing common stock held by each stockholder of record at the close of business on March 8, 2004 (record date) was reclassified and subdivided into four shares of Star Computing common stock. All share information included in the financial statements and notes thereto have been adjusted for the effect of the stock splits.

The Company is authorized to issue up to 500,000,000 shares of $0.001 par value common stock, and no other class of stock shall be authorized. Shares with a nominal or par value may be issued by the corporation from time to time for such considerations as may be fixed from time to time by the Board of Directors.

In August 2001, the Company issued 16,116,000 shares (post split) of its $.001 par value common stock to its founder for cash consideration of $5,000.

In September 2001, the Company issued 8,058,000 shares (post split) of its $.001 par value common stock, for cash consideration of $25,000.

In July 2002, the Company issued 19,999,984 shares (post split) of its $.001 par value common stock, for cash consideration of $74,193.

NOTE 6 - SUBSEQUENT EVENTS

On February 3, 2004, pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement"), Star acquired 100% of VitroCo Incorporated (formerly, VitroCo Materials LLC) ("VitroCo") in exchange for 60,000,000 post split shares of Star common stock and 100% of the stock of VitroTech Corporation ("VitroTech Delaware") in exchange for 59,500,000 post split shares of Star common stock (the "Exchange"). In conjunction with the Exchange, 24,173,984 post split shares of Star common stock held by Star shareholders were redeemed for $22,500. Immediately following the Exchange, the pre-Exchange shareholders of VitroCo and VitroTech Delaware held approximately 85.7% of our common stock and the pre-Exchange shareholders of Star held approximately 14.3% of our common stock.

In conjunction with the Exchange, all of the officers and directors of Star resigned and Jess Rae Booth was appointed President and sole director of Star and the prior operations of Star were terminated.

Following the Exchange, and through April 1, 2004, we (1) assumed as our principal operations the operations of VitroCo, (2) raised $2,000,000 through the sale of 1,333,333 shares (5,333,332 shares after giving effect to the March 2004 stock split) of our common stock and warrants in February 2004, (3) effected, as of March 8, 2004, a 4-for-1 stock split, (4) changed our name, effective April 1, 2004, to VitroTech Corporation, and (5) appointed additional officers.

In April 2004, we received $1,330,000 pursuant to the exercise of the $3.00 warrants for which we are obligated to issue 1,777,777 shares of common stock.

In April 2004, we agreed to issue to a financial advisor 125,000 warrants, exercisable for five years, to purchase shares of our common stock at $1.55 per share.

In April 2004, we entered into an agreement to acquire from a subsidiary of Hi-Tech the Indian Hill Processing Facility for $864,000, of which $464,000 is payable at closing with the balance accruing interest at 10% per annum and payable in monthly payments of $30,000 subject to acceleration in the event of receipt of funding to pay the balance.

As of April 8, 2004, an aggregate of 290,000 options had been granted under the 2004 Option Plan to an officer and non-employee directors. All such options are subject to approval of the 2004 Option Plan by our shareholders.