Form 10QSB
period 2004-03-31
VITROTECH CORP
filed 2004-05-24
CIK 1164155

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to____________

                           Commission File No. 0-49692

                              VITROTECH CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                              88-0504050
---------------------------------                          -------------------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

                        5 Hutton Centre Drive, Suite 700
                               Santa Ana, CA 92707
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (714) 708-4700
                            --------------------------
                            Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 20, 2004, the Registrant had 145,499,998 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes |_|  No |X|

                              VITROTECH CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheet - March 31, 2004.................. 3

       Condensed Consolidated Statements of Operations for the Three Months
          Ended March 31, 2004 and 2003....................................... 4

       Condensed Consolidated Statement of Stockholders' Deficit for the
          Three Months Ended March 31, 2004................................... 5

       Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2004 and 2003....................................... 6

       Notes to Condensed Consolidated Financial Statements................... 7

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........14

   ITEM 3. CONTROLS AND PROCEDURES............................................18

PART II - OTHER INFORMATION

   ITEM 2. CHANGES IN SECURITIES..............................................19

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................19

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................20

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................20

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VITROTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2004

ASSETS

Current assets:
    Cash                                                        $    257,919
    Accounts receivable, net of allowance
      for doubtful accounts of $385,164                              286,105
    Cost of materials                                              1,162,662
    Receivable from related party                                    319,487
    Advances receivable                                                5,000
    Prepaid expenses                                                 107,082
    Debt issue costs - current portion                               242,762
                                                                ------------
Total current assets                                               2,381,017

Property and equipment, net                                          137,134
Deposits                                                              75,735
Debt issue costs, net of current portion                              67,499
                                                                ------------

Total assets                                                    $  2,661,385
                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                            $  1,191,599
    Due to related parties - material and advances                 1,079,008
    Accrued interest                                                 227,072
    Accrued expenses                                                 110,342
    Capital leases payable - current portion                          15,248
    Notes payable - current portion                                5,934,659
                                                                ------------
Total current liabilities                                          8,557,928

Capital leases payable, net of current portion                        46,148
Notes payable, net of current portion                              1,937,000
                                                                ------------

Total liabilities                                                 10,541,076

Commitments and Contingencies                                             --

Stockholders' deficit
    Common stock, $.001 par value, authorized 500,000,000
     shares; 145,499,998 issued and outstanding                      145,500
    Additional paid-in capital                                    14,786,546
    Accumulated deficit                                          (22,811,737)
                                                                ------------
Total stockholders' deficit                                       (7,879,691)
                                                                ------------

Total liabilities and stockholders' deficit                     $  2,661,385
                                                                ============

     See accompanying notes to condensed consolidated financial statements.

                              VITROTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               For the Three Months Ended March 31, 2004 and 2003

                                                 Three Months Ended March 31,
                                               ------------------------------
                                                    2004             2003
                                               -------------    -------------

Revenue                                        $     225,870    $     878,264

Cost of goods sold (related party)                   109,496          291,067
                                               -------------    -------------

Gross profit                                         116,374          587,197
                                               -------------    -------------

Selling, general and administrative expenses       2,264,138        1,111,592
Research and development expense                      43,629          152,671
                                               -------------    -------------
Total                                              2,307,767        1,264,263
                                               -------------    -------------

Loss before other income (expense)                (2,191,393)        (677,066)

Other income (expense):
   Interest expense                                 (205,889)        (376,828)
   Debt issue costs                                  (93,719)         (98,674)
   Interest income                                       697            4,010
                                               -------------    -------------
Total other expense                                 (298,911)        (471,492)
                                               -------------    -------------

Net loss before taxes                             (2,490,304)      (1,148,558)

Income taxes                                              --               --
                                               -------------    -------------

Net loss                                       $  (2,490,304)   $  (1,148,558)
                                               =============    =============

Net loss per share
   Basic and diluted                           $       (0.02)   $       (0.02)
                                               =============    =============

Weighted average shares outstanding
   Basic and diluted                             113,883,053       49,573,170
                                               =============    =============

     See accompanying notes to condensed consolidated financial statements.


                              VITROTECH CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                    For the Three Months Ended March 31, 2004



                                                 Common Stock            Additional
                                          ---------------------------     Paid-In       Accumulated
                                             Shares         Amount        Capital         Deficit          Total
                                          ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2003                 118,698,047   $    118,698   $ 11,396,865    $(20,321,433)   $ (8,805,870)

Issuance of common stock for
  conversion of notes payable                  801,953            802      1,238,498              --       1,239,300

Issuance of common stock for
  acquisition of Star Computing Limited     20,000,000         20,000        (20,000)             --              --

Net deficit of operations
  not transferred                                   --             --       (314,623)             --        (314,623)

Issuance of common stock for cash            5,333,332          5,333      1,994,667              --       2,000,000

Offering costs paid in cash                         --             --         (8,194)             --          (8,194)

Issuance of common stock  from
  the exercise of warrants                     666,666            667        499,333              --         500,000

Net loss                                            --             --             --      (2,490,304)     (2,490,304)
                                          ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2004                    145,499,998   $    145,500   $ 14,786,546    $(22,811,737)   $ (7,879,691)
                                          ============   ============   ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                              VITROTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               For the Three Months Ended March 31, 2004 and 2003

                                                    Three Months Ended March 31,
                                                     --------------------------
                                                         2004          2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $(2,490,304)   $(1,401,123)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation                                        10,638         20,568
      Change in allowance for bad debts                  173,740             --
   Change in assets and liabilities:
   (Increase) decrease in assets
      Accounts receivable                               (202,741)      (373,575)
      Cost of materials                                  (47,281)       (70,134)
      Receivables from related parties                    (1,312)        (8,261)
      Prepaid expenses                                   (61,527)        (6,000)
      Deposits                                            24,904          6,858
      Change in debt issue costs                          41,494         98,674
   Increase (decrease) in liabilities
      Accounts payable                                   279,000         61,996
      Due to related parties - material and advances    (124,789)       323,087
      Accrued interest                                  (166,865)        (3,666)
      Accrued expenses                                    24,531             --
                                                     -----------    -----------
Net cash used in operating activities                 (2,540,512)    (1,351,576)
                                                     -----------    -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Property and equipment                                (23,417)        (6,011)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock              2,491,806        113,499
   Proceeds from notes payable                           357,300      1,492,000
   Payments of notes payable                                  --        (30,365)
   Payments on capital lease obligations                 (15,927)            --
                                                     -----------    -----------
Net cash provided by financing activities              2,833,179      1,575,134
                                                     -----------    -----------

Net deficit of operations not transferred               (314,623)      (217,547)
                                                     -----------    -----------

Net change in cash                                       (45,373)            --
Cash, beginning of year                                  303,292            500
                                                     -----------    -----------
Cash, end of period                                  $   257,919    $       500
                                                     ===========    ===========

Supplemental cash flow information:
   Cash paid for interest                            $   380,496    $   149,452
                                                     ===========    ===========
   Cash paid for income taxes                        $        --    $        --
                                                     ===========    ===========

Non-cash investing and financing activities

During the quarter ended March 31, 2004, the Company converted notes payable totaling $1,239,300 to common stock.

     See accompanying notes to condensed consolidated financial statements.

                              VITROTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

1. ORGANIZATION

VitroTech Corporation ("VitroTech" or the "Company"), a Nevada corporation, originally incorporated under the name Star Computing Limited ("Star"), was formed on July 16, 2001. The Company is engaged in the materials technology business which includes, but is not limited to, the mining, processing, marketing and sale of a family of proprietary amorphous aluminosilicate (the "Mineral") based products designed to improve performance and quality of a broad array of manufacturing applications.

On February 3, 2004, pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement"), Star acquired 100% of VitroCo Incorporated (formerly, VitroCo Materials LLC) ("VitroCo") in exchange for 15,000,000 shares (60,000,000 shares after giving effect to a March 2004 4:1 stock split) of Star common stock and also acquired 100% of the stock of VitroTech Corporation ("VitroTech Delaware") in exchange for 14,875,000 shares (59,500,000 shares after giving effect to the March 2004 4:1 stock split) of Star common stock (the "Exchange"). In conjunction with the Exchange, 6,043,496 shares (24,173,984 shares after giving effect to the March 2004 4:1 stock split) of Star common stock held by Star shareholders were redeemed for $22,500, resulting in 20,000,000 shares outstanding immediately prior to the exchange. Immediately following the Exchange, the pre-Exchange shareholders of VitroCo and VitroTech Delaware held approximately 85.7% of our common stock and the pre-Exchange shareholders of Star held approximately 14.3% of our common stock.

The Exchange has been accounted for as a recapitalization of Star with VitroCo as the acquirer (a "reverse acquisition"). On this basis, subsequent to the Exchange and going forward, the historical financial statements presented herein, prior to the Exchange on February 3, 2004, are those of VitroCo and the historical shareholders' equity as of February 3, 2004, has been presented to reflect the equivalent number of shares issued in the Exchange.

VitroCo, our principal operating subsidiary, prior to and in conjunction with the Exchange, acquired the principal operations and assets, and assumed certain liabilities, of Hi-Tech Environmental Product, LLC ("Hi-Tech").

Following the Exchange, we assumed as our principal operations the operations of VitroCo, and changed our name, effective April 1, 2004, to VitroTech Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management's plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and the financial statement information contained in the Company's Form 8-K/A, Amendment No. 2, dated February 3, 2004, as amended on May 3, 2004.

Basis of presentation - The consolidated financial statements of VitroTech as of March 31, 2004 include the accounts of the Company and its wholly-owned subsidiaries VitroCo, VitroTech Delaware and VitroCo Processing Incorporated ("VitroCo Processing"). VitroTech Delaware was incorporated on September 10, 2003, and had only minimal operations to date. VitroCo Processing was incorporated in Nevada on March 22, 2004, and had no operations. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period.

As reflected in the accompanying financial statements, the Company has losses, negative cash flows from operations and negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, the continued operations of the Company is dependent upon the Company's ability to raise capital and generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. Management's intentions are as follows:

O Following the Exchange through April 2004, VitroTech raised approximately $3.8 million in equity capital.

O Management is actively pursuing raising additional capital and anticipates generating positive cash flows from its operations by the end of 2004.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Revenue Recognition - The Company recognizes revenue upon shipment of mineral products to customers, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 104, are satisfied:

O        Persuasive evidence of an arrangement exists,
O Delivery has occurred, upon shipment when title passes, or services have been rendered,
O        The seller's price to the buyer is fixed or determinable, and
O        Collectibility is reasonably assured.

The Company evaluated reporting revenue in accordance with EITF 99-19 and determined that it was appropriate to report revenue on a gross basis (versus net basis) because the Company acts as a principal in its sales transactions and, among other factors:

O        is the primary obligor in the arrangement
O        has latitude in establishing price
O        determines the product specifications, and
O        significantly changes the product

Cost of Materials - Cost of materials, which consists of mining, processing and transportation costs, is stated at cost. The Company incurs all costs associated with the mining, processing and transportation of the Mineral from the time the Mineral is removed from the earth through all processing and warehousing. The mineral products are shipped FOB warehouse to customers. The actual acquisition cost of the Mineral is recorded as cost of goods sold and as a payable when the product is shipped, but is not due to be paid to the affiliates until after the sale proceeds are collected from the Company's customers. Mineral inventory held for sale by the Company is, in fact, consigned raw mineral inventory owned by the Company's affiliates that has been mined, processed and transported at the Company's sole expense. The cost of the acquisition of the consigned raw mineral inventory is not recorded by the Company in the accompanying financial statements until the Company has sold the material to the customer. The Company had capitalized $1,162,662 of costs as of March 31, 2004 associated with the consigned inventory, excluding the cost of acquisition of the Mineral. The amount of costs above that are associated with finished goods totaled $938,893 as of March 31, 2004. The remaining costs were associated with "in process" consigned inventory.

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations

Long-Lived Assets - In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Estimated losses are included in the results of operations.

Research and Development Costs - Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative uses is capitalized. Research and development costs include internal costs and payments to universities, consultants and laboratories for research on minerals, polymers, paint and coatings, and product processing techniques.

Fair Value of Financial Instruments - The carrying values of cash, accounts receivable, accounts payable and accrued expenses, none of which are held for trading, approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts for the Company's long-term notes approximate fair value because current interest rates and terms offered to the Company are at current market rates.

Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management has estimated the allowance for doubtful accounts, the liability for contingent interest on notes payable, and the price increase for Mineral costs payable to affiliates. Actual results could differ from those estimates.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables. At times, the Company's cash account balances may be in excess of the maximum amount insured by the FDIC. Three customers accounted for approximately 91% of sales for the three months ended March 31, 2004. Four customers accounted for approximately 91% of accounts receivable at March 31, 2004.

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

Basic and Diluted Loss Per Share - In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2004 and 2003, the Company had no outstanding stock options. The Company had 4,666,666 warrants outstanding at March 31, 2004.

Recently Issued Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company has relationships with various LLC's, that are related parties, that were established prior to 2003. The Company is in the process of evaluating if these entities are Variable Interest Entities in accordance with this pronouncement. They will complete their analysis prior to the implementation date of this pronouncement.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 consisted of the following:

                      Machinery and equipment           $ 114,971
                      Computer equipment                   94,312
                      Office equipment                     57,521
                                                      ------------
                                                          266,804
                      Accumulated depreciation          (129,670)
                                                      ------------
                                                        $ 137,134
                                                      ============

4. PURCHASE COMMITMENTS - RELATED PARTIES

The Company has entered into purchase agreements with Enviro Investment Group, LLC ("EIG"), Red Rock Canyon Mineral, LLC ("Red Rock") and Valley Springs Mineral, LLC ("Valley Springs"), (all "Affiliated Mineral Entities").

The EIG agreement provides for the purchase of all of the Mineral owned by EIG. This agreement expires on March 31, 2017 and establishes minimum annual purchase requirements by the Company at certain prices per pound. The agreement was amended to require a minimum purchase amount by the Company of $125,000 per year, from January 1, 2003 through the term of the original agreement. The agreement states that the Company is responsible for all costs associated with removing the Mineral from the property, as well as all costs related to processing and transportation of the Mineral. Pursuant to the terms of the EIG Mining Agreement, the Company may not sell or distribute products that are competitive with the Mineral, other than Mineral from the Red Rock Canyon Property, the Valley Springs Property or a property under common ownership with EIG or those properties, until such time as the Company has purchased and paid for at least 75% of the Mineral located on the EIG Property. Additionally, pursuant to the EIG Mining Agreement, the Company granted EIG a non-terminable worldwide, non-exclusive royalty free and paid up perpetual license to utilize all of the Company's technologies relating to the Minerals from and after a default by the Company under the EIG Mining Agreement or the termination, for any reason, of the EIG Mining Agreement.

As of March 31, 2004, the Company owed EIG $738,542, all of which relates to the purchase obligation. This amount includes the cost of Mineral sold to customers but not paid for and the increased Mineral purchase payment due when the customer's payment is received. Interest is not charged on this obligation. Purchases from EIG were $37,911 and $156,073 for the three months ended March 31, 2004 and 2003, respectively. The Mineral purchase payment per pound increased to $0.875 in 2004, and will increase to $1.00 plus CPI adjustment in 2005, and is subject to CPI adjustment thereafter.

Under the Red Rock Canyon Mining Agreement, the Company is obligated to pay to Red Rock amounts per pound of Mineral excavated and sold from the Red Rock Canyon Property and is subject to cumulative minimum purchase requirements. Both the per pound payment and the minimum purchase requirements with respect to the Red Rock Canyon Property are identical to the requirements established for the EIG Property. However, any Mineral purchased from any Affiliated Mineral Entity shall be credited against the minimum requirement. The Red Rock Canyon Mining Agreement includes non-compete and license provisions identical to those pertaining to the EIG Property. The Company is also obligated to advance to Red Rock all amounts necessary to secure the rights relative to the Red Rock Property, all of which amounts will be treated as advances against per pound payment obligations.

Under the Valley Springs Mining Agreement, the Company is obligated to pay to Valley Springs amounts per pound of Mineral excavated and sold from the Valley Springs Property and is subject to cumulative minimum purchase requirements. Both the per pound payment and the minimum purchase requirements with respect to the Valley Springs Property are identical to the requirements established for the EIG Property. However, any Mineral purchased from any Affiliated Mineral Entity shall be credited against the minimum requirement. The Valley Springs Mining Agreement includes non-compete and license provisions identical to those pertaining to the EIG Property. The Company is also obligated to advance to Valley Springs all amounts necessary to secure the rights relative to the Valley Springs Property (including the payments to the land owners), all of which amounts will be treated as advances against per pound payment obligations. Under this provision no amount has been paid.

The Valley Springs Property has not previously been mined but is zoned for mining. The Company is processing the Valley Springs property for the owners to obtain mining permits and entitlement approval is expected by December 31, 2004. There is no guaranty that the Company will be successful in obtaining mining entitlements. Closing on the acquisition of mining rights to the Valley Springs property from the present landowner has not, as of May 2004, occurred.

The Company incurs all costs associated with the mining, processing and transportation of the Mineral from the time the Mineral is removed from the earth through all processing and warehousing. The actual acquisition cost of the Mineral is recorded as cost of goods sold and as a payable when the product is shipped to its customer, but is not due to be paid to the Affiliated Mineral Entities until after the sale proceeds are collected from the Company's customers. Mineral inventory held for sale by the Company is, in fact, consigned raw mineral inventory owned by the Affiliated Mineral Entities that has been mined, processed and transported at the Company's sole expense. The cost of the acquisition of the consigned raw mineral inventory is not recorded by the Company in the accompanying financial statements until the Company has sold the material to the customer.

The Company does not have title or risk of loss on the cost of Minerals that are consigned by the Affiliated Mineral Entities.

5. NOTES PAYABLE

Notes payable at March 31, 2004 consisted of the following:

           Private Offering - 9/1/99 Memorandum                   $   608,428
           Private Offering - 3/19/01 Memorandum                    1,659,187
           Private Offering - 4/22/02 Memorandum                    2,967,044
           Private Offering - 2/24/03 Memorandum                    1,937,000
           Other notes payable                                        700,000
                                                                  -----------
                                                                    7,871,659
           Less: current portion                                    5,934,659
                                                                  -----------
           Non-current portion                                    $ 1,937,000
                                                                  ===========

Notes payable mature as follows:

           2004                                          $5,934,659
           2005                                           1,937,000
                                                      --------------
           Total                                         $7,871,659
                                                      ==============

Private Offering - 9/1/99 Memorandum

In September 1999, the Company initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. The original maturity date of these notes was December 31, 2001. The principal of $4,540,000 of these notes was extended until April 30, 2003. Accrued interest of $424,225 due on the notes has been converted to principal and extended until April 30, 2003, as well. The remaining $460,000 of original principal of these notes was due and payable at December 31, 2002, for which the Company is in default. The Company is required to make ongoing interest payments under the same terms and conditions as the original $5,000,000 private offering. The notes also provide for contingent interest equal to $0.15 per pound on the first one billion pounds of the Company's products sold and collected. The contingent interest will be shared pro rata by the total notes issued and shall be paid quarterly in arrears. As of March 31, 2004, all amounts for interest and contingent interest have been paid or accrued.

Private Offering - 3/19/01 Memorandum

In March 2001, the Company initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. Accrued interest in the amount of $279,354 that was due on December 31, 2002 was converted to principal. The notes matured on December 31, 2003, but were extended at the Company's option to December 31, 2004. The notes also provide for contingent interest equal to $0.10 per pound on the first five hundred million pounds of the Company's products sold and collected. The contingent interest will be shared pro rata by the total notes issued and shall be paid quarterly in arrears. As of March 31, 2004, all amounts for interest and contingent interest have been paid or accrued.

Private Offering - 4/22/02 Memorandum

In April 2002, the Company initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. During 2002, $1,448,044 of notes were issued. The offering concluded in February, 2003 after an additional $1,519,000 of notes were issued, for a total amount raised of $2,967,044. The notes mature on December 31, 2004 but may be extended by the Company to December 31, 2005. The notes also provide for contingent interest equal to $0.07 per pound on the first five hundred million pounds of the Company's products sold and collected. The contingent interest will be shared prorata by the total notes issued and shall be paid quarterly in arrears. As of March 31, 2004, all amounts for interest and contingent interest have been paid or accrued.

Private Offering - 2/24/03 Memorandum

In February 2003, the Company initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. During 2003, $1,542,000 of notes were issued. During the three months ended March 31, 2004, the Company issued $395,000 of additional notes, and received $357,300 in cash, net of offering costs of $37,700. The notes mature on December 31, 2005 but may be extended by the Company to December 31, 2006. The notes also provide for contingent interest equal to $0.07 per pound on the first five hundred million pounds of the Company's products sold and collected. The contingent interest will be shared prorata by the total notes issued and shall be paid quarterly in arrears. As of March 31, 2004, all amounts for interest and contingent interest have been paid or accrued.

Other Notes Payable

The Company has notes payable to others, aggregating $700,000, with an interest rate of 10%, plus contingent interest based on product sales, due December 31, 2004.

6. COMMON STOCK

During the three months ended March 31, 2004, the Company issued the following shares of common stock (see Note 9 - Subsequent Events):

         O Issued 801,953 shares for conversion of notes payable for net consideration of $1,239,300.
         O        Issued 20,000,000 shares for acquisition of Star Computing
                  Limited.
         O Issued 5,333,332 shares in a private placement for $2,000,000, before fees of $8,194.
         O        Issued 666,666 shares upon exercise of warrants totaling
                  $500,000.

7. WARRANTS

During February 2004, the Company completed a private placement of 5,333,332 shares of common stock at a price of $0.375 per share for $2 million. The Company also issued to the investors warrants to purchase an aggregate of 5,333,332 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable at any time until February 11, 2009.

The table below summarizes warrants outstanding as of March 31, 2004:

       Warrants outstanding at December 31, 2003                     -
       Granted                                               5,333,332
       Exercised at $0.75 per share                          (666,666)
       Cancelled                                                     -
                                                         --------------
       Warrants outstanding and
        exercisable at March 31, 2004                        4,666,666
                                                         ==============

8. COMMITMENTS

The Company has entered into purchase commitments for the Mineral. These commitments are described in NOTE 4 - PURCHASE COMMITMENTS - RELATED PARTIES.

The Company leases its office and warehouse facilities under operating leases that expire through 2010.

9. SUBSEQUENT EVENTS

Effective April 1, 2004, the Company changed its name to VitroTech Corporation.

In April 2004, the Company received $1,257,500 pursuant to the exercise of warrants to purchase shares of the Company's common stock at $0.75 per share, for which the Company is obligated to issue 1,676,666 shares of common stock.

In April 2004, the Company agreed to issue to a financial advisor 125,000 warrants, exercisable for five years, to purchase shares of the Company's common stock at $1.55 per share. The Company will account for the issuance of these warrants using the fair value method pursuant to SFAS 123 using the Black-Scholes option pricing model.

In April 2004, the Company entered into an agreement to acquire from Indian Hill Processing, LLC, the Indian Hill Processing Facility for $864,000, of which $464,000 is payable at closing with the balance accruing interest at 10% per annum and payable in monthly payments of $30,000 subject to acceleration in the event of receipt of funding to pay the balance.

In April 2004, an aggregate of 290,000 options were granted under the 2004 Option Plan to an officer and non-employee directors. All such options are subject to approval of the 2004 Option Plan by our shareholders. These options have a ten year life and may be exercised at $1.58. Options granted to non-employee directors are fully vested and options to an officer vest over three years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB quarterly report of VitroTech Corporation (the "Company") for the three months ended March 31, 2004, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

Certain factors that could cause actual results or events to differ materially from those anticipated are set forth in our Form 10-KSB for the year ended December 31, 2003 under the caption "Risk Factors That May Affect Future Results" within "Management's Discussion and Analysis or Plan of Operations" and elsewhere herein and in our other reports filed from time to time with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2003 and the financial statements filed with the Company's Form 8-K/A, Amendment No. 2, dated February 3, 2004, as amended May 3, 2004.

OVERVIEW

On February 3, 2004, we completed a reverse merger (the "Exchange") pursuant to which Star Computing Limited acquired 100% of the stock of VitroCo, Inc. and VitroTech Corporation in exchange for shares of common stock representing approximately 85.7% of our common stock. Following the Exchange, and through April 1, 2004, we (1) assumed as our principal plan of operations the business of VitroCo, (2) terminated the prior operations of Star Computing, (3) changed our name from Star Computing Limited to VitroTech Corporation, (4) carried out a 4-for-1 stock split, (5) sold, for $2 million, 5,333,332 shares of our common stock (after giving effect to the stock split) and 5,333,332 common stock purchase warrants exercisable at $0.75 per share (after giving effect to the stock split), and (6) issued 666,666 shares of common stock for $500,000 pursuant to the exercise of warrants.

The Exchange has been accounted for as a recapitalization of Star with VitroCo as the acquirer (a "reverse acquisition"). On this basis, subsequent to the Exchange and going forward, the historical financial statements presented herein, prior to the Exchange on February 3, 2004, are those of VitroCo and the historical shareholders' equity, as of February 3, 2004, has been presented to reflect the equivalent number of shares issued in the Exchange.

Readers should review the "Plan of Operations" discussion in the "Management's Discussion and Analysis or Plan of Operation" in our Form 10-KSB for the year ended December 31, 2003 for an overview of our principal revenue sources and principal operating expenses and factors effecting our revenues and expenses.

During the quarter ended March 31, 2004, we implemented the Plan of Operations described in our Form 10-KSB. We also devoted substantial management time and financial resources to consummation of the Exchange, capital raising efforts, investor relations programs, implementation of policies, procedures and systems designed to facilitate our functioning as a publicly held company, establishing of expanded distribution channels and evaluation of various acquisition strategies with the intent of enhancing our production and distribution capabilities. We also continued our ongoing efforts to close on the acquisition of rights relating to the Mineral on the Valley Springs Property. Pursuant to those efforts, our counsel has advised that the primary term of the agreement to acquire the Mineral on the Valley Springs Property had expired and that any party thereto could terminate the agreement. Notwithstanding the lapse of the term to close, the parties continue to pursue the transaction and we continue to believe that we will secure the rights with respect to the Valley Springs Property on the terms described in our Form 10-KSB.

All of the undertakings described above resulted in our experiencing substantially higher operating expenses and reduced focus on sales during the quarter ended March 31, 2004 as compared to the same quarter in 2003.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. The following describes the critical accounting policies used in reporting our financial condition and results of operations.

Revenue Recognition - We recognize revenue upon shipment of mineral products to customers, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 104, are satisfied:

         O        Persuasive evidence of an arrangement exists,
         O        Delivery has occurred, upon shipment when title passes, or services have been rendered,
         O        The seller's price to the buyer is fixed or determinable, and
         O        Collectibility is reasonably assured.

We evaluated reporting revenue in accordance with EITF 99-19 and determined that it was appropriate to report revenue on a gross basis (versus net basis) because we act as a principal in sales transactions and, among other factors:

         O        are the primary obligor in the arrangement
         O        have latitude in establishing price
         O        determine the product specifications, and
         O        significantly change the product

Cost of Materials - Cost of materials, which consists of mining, processing and transportation costs, is stated at cost. We incur all costs associated with the mining, processing and transportation of the Mineral from the time the Mineral is removed from the earth through all processing and warehousing. The mineral products are shipped FOB warehouse to customers. The actual acquisition cost of the Mineral is recorded as cost of goods sold and as a payable when the product is shipped, but is not due to be paid to the affiliates until after the sale proceeds are collected from our customers. Mineral inventory held for sale is, in fact, consigned raw mineral inventory owned by our affiliates that has been mined, processed and transported at our sole expense. The cost of the acquisition of the consigned raw mineral inventory is not recorded in the accompanying financial statements until we have sold the material to the customer. We had capitalized $1,162,662 of costs as of March 31, 2004 associated with the consigned inventory, excluding the cost of acquisition of the Mineral. The amount of costs above that are associated with finished goods totaled $938,893 as of March 31, 2004. The remaining costs were associated with "in process" consigned inventory.

We evaluate our cost of material periodically to determine if there is any impairment in the value of such material costs. If an impairment is found to exist, we reduce the carrying amount of the cost of material to an amount determined to be market value. We review a number of factors in evaluating potential impairment of our cost of material including market prices and our ability to recover the cost of materials through the sale of Mineral. As of March 31, 2004, we determined that no impairment had occurred with respect to our cost of materials.

Impairment of Long-Lived Assets - We review all long-lived assets on a regular basis to determine if there has been an impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, we will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

For purposes of evaluating recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows of the individual assets compared to the related carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis.

Based on our review of our long-lived assets, during the three months ended March 31, 2004, we recorded no impairments of our long-lived assets.

Valuation of Accounts Receivable - We review all of our accounts receivable on a regular basis to determine the collectability of each account based on age, response to collection efforts, and other factors. We establish a reserve for those accounts where collection seems doubtful. If a determination is made that the customer will definitely not pay, the amount is written off against the reserve.

Based on our review at March 31, 2004, the current reserve for uncollectable accounts receivable is adequate.

RESULTS OF OPERATIONS

The condensed consolidated financial statements of VitroTech as of March 31, 2004 include the accounts of the Company and its wholly-owned subsidiaries VitroCo, VitroTech Delaware and VitroCo Processing Incorporated ("VitroCo Processing"). VitroTech Delaware was incorporated on September 10, 2003, and had only minimal operations to date. VitroCo Processing was incorporated in Nevada on March 22, 2004, and had no operations. All significant inter-company accounts and transactions have been eliminated in consolidation. The March 31, 2003 financial statements reflect the operating results of certain assets and operations of Hi-Tech Environmental Products, LLC which were acquired by VitroCo in contemplation of the Exchange.

Revenue. Revenue for the three months ended March 31, 2004 was $225,870, a decrease of $652,394, or 74.3%, compared with $878,264 during the same period in the prior year. The reduction in revenues for the period was principally attributable to (1) the development and implementation of a revised sales and marketing strategy during the period and (2) a reduced focus on end-user sales during the current period.

The revised sales and marketing strategy developed during the quarter is designed to focus our efforts on three clearly defined channels, consisting of application specific sales, joint venture/strategic partnerships and acquisitions. Application specific sales entails identification of certain product applications and industries where we have developed a data base of proven performance enhancement and hiring a team of professionals with experience in the target industry to target potential customers operating in those target applications and industries. Joint venture/strategic partnership sales entails the establishment of joint venture or partnership relationships with key suppliers to the plastics industry, including resin manufacturers, masterbatchers and specialty compounders, to develop performance products in partnership with those suppliers wherein our product is added "up stream" of the end-users at the resin manufacturing stage, masterbatch production stage or compounding stage. Acquisitions entail identification and planned acquisition of companies operating within the plastics industry where we can gain customers, capabilities and distribution channels and enhance profitability by introduction of our products in the acquired businesses' operations. While the development and implementation of our revised sales and marketing strategy is expected to require more time and entail greater expense than maintaining our prior direct sales model, which transition was a substantial cause of our decline in sales for the quarter, we believe that our revised strategy will better position us to gain broad market acceptance, grow sustainable recurring sales and service customers.

The reduced focus on sales during the period reflected the investment of substantial time, money and resources by our sales and marketing team in development and ongoing implementation of the revised sales and marketing strategy and the devotion of substantial management and financial resources to completion of the Exchange, capital raising efforts and implementation of procedures and processes to facilitate functioning as a publicly held company and to facilitate anticipated growth.

Cost of Sales and Gross Margins. Cost of goods sold totaled $109,496 during the current period as compared to $291,067 during the same period in 2003, a decrease of 62.4%. Cost of goods sold during the current period included $58,296 of direct cost of mineral and $51,200 of processing and related costs. Cost of goods sold during the same period in 2003 included $156,073 of direct cost of mineral and $134,994 of processing and related costs. Cost of goods sold as a percentage of sales was 48.5% during the current period as compared to 33.1% in the 2003 period. The decline in cost of goods sold was attributable to the reduction in sales volume during the period. The increase in cost of goods sold as a percentage of sales was partially attributable to the payment of a higher per pound price for mineral during 2004 compared to 2003. Under the terms of our mineral purchase agreements, we paid $0.75 per pound for mineral mined and sold during 2003. During 2004, we pay $0.875 per pound for mineral. Additionally, the reduced gross margin percentage in 2004 reflects a change in the product mix and the associated cost of manufacturing the product. As a result of this change in product focus, our target gross margin percentage is 50% in future periods.

The decrease in sales combined with the increase in our per pound cost of materials resulted in a reduction in our gross margins from $587,197 in the 2003 period to $116,374 during the March 31, 2004 quarter.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") increased to $2,264,138 in the three months ended March 31, 2004, compared with $1,111,592 in the prior year, an increase of 103.7%. The increase in SG&A is primarily attributable to costs associated with business development (consulting fees, sales staffing and travel), legal and accounting fees associated with the reverse merger, investor relations programs associated with becoming a public company and costs associated with implementation of our revised sales and marketing strategy, including investigation, due diligence and other costs associated with identification of acquisition candidates. Additionally during 2004, we began paying a royalty of $1.00 per pound of mineral sold and collected to Hi-Tech Environmental Products. Hi-Tech royalties totaled $65,467 during the quarter.

Research and Development Expense. Research and development expense for the three months ended March 31, 2004 was $43,629, compared with $152,671 for the same period in the prior year, a decrease of 71.4%. The higher R&D expense in the prior year quarter reflected payments to universities for product research that has been completed.

Interest Expense. Interest expense decreased $170,939, or 45% in the first quarter of 2004 compared to the same period in 2003. Notes payable totaled $7,871,659 and $14,518,257 at March 31, 2004 and 2003, respectively. The decrease in interest expense reflects the decrease in notes payable as a result of debt conversions to equity and assumption of notes for equity.

FINANCIAL CONDITION

Liquidity and Capital Resources. At March 31, 2004, we had a cash balance of $257,919 and a working capital deficit of $6,176,911 compared to a pro forma cash balance of $303,292 and a pro forma working capital deficit of $7,515,964 at December 31, 2003.

As discussed in the footnotes to the financial statements included herewith and in the financial statements included in our Form 8-K/A dated May 3, 2004, our losses, negative cash flows from operations and negative working capital raise substantial doubt about our ability to continue as a going concern.

In view of the matters described in the preceding paragraph, our continued operations are dependent upon our ability to raise capital and generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

During the quarter ended March 31, 2004, we issued 5,333,332 shares (after giving effect to a 4-for-1 stock split) of common stock and warrants for aggregate gross proceeds of $2 million. The warrants issued during the quarter are exercisable at $0.75 per share (after giving effect to the 4-for-1 stock split). During the quarter 666,666 of the warrants were exercised providing additional proceeds of $500,000.

Subsequent to March 31, 2004, in April 2004, an additional 1,676,666 of the warrants were exercised providing an additional $1,257,500 of capital. Also in April 2004, we agreed to issue to a financial advisor 125,000 warrants, exercisable for five years, to purchase shares of our common stock at $1.55 per share.

In order to support our operations and capital commitments through December 31, 2004, we estimate that we will require $22,900,000 from operating cash flow, infusions of additional equity or debt or other sources. Additionally, we will likely require substantial additional capital to support the acquisition component of our revised sales and marketing strategy. We are continuing in our efforts to secure the necessary capital to support our operations and our acquisition strategy. In order to facilitate our capital raising efforts we have engaged, and expect to engage in the future, investment banking firms and financial advisors to assist in the evaluation and financing of our operations and prospective acquisitions. We presently have no firm commitments from third parties to provide such financing and there can be no assurance that we will receive such financing. Should we be unable to secure needed financing we may be unable to fully implement our planned operations and acquisitions, we may be required to curtail our operations in part or in whole.

Notes Payable. At March 31, 2004, our notes payable totaled $7,871,659, of which $5,934,659 represented current maturities reflected in our working capital deficit. $460,000 of those notes payable were in default at March 31, 2004. The balance of the notes, in the amount of $1,937,000, mature December 31, 2005, but may be extended by the Company to December 31, 2006.

Capital Expenditures and Commitments. We periodically purchase equipment and related items to support operations. During the quarter ended March 31, 2004, we purchased $23,417 of equipment. In addition to our needs for capital to support operations and routine capital expenditure requirements, we require capital to fund our proposed acquisition of, and commencement of processing operations at, the Indian Hill Processing Facility. Completion of the proposed acquisition of the Indian Hill Processing Facility will require a cash payment at closing of $464,000. The balance of the purchase price, in the amount of $400,000, will bear interest at 10% per annum and will be payable in monthly installments of $30,000, subject to mandatory prepayment to the extent that we secure additional capital. Commencement of operation of the Indian Hill Processing Facility will require the purchase and installation of processing equipment at an estimated cost of $1,250,000. Acquisition and installation of equipment and commencement of operation of the Indian Hill Processing Facility is not expected to occur before October 31, 2004.

Operating Leases. At March 31, 2004, we, and our subsidiaries, were obligated under leases covering our executive offices, warehouses and other facilities. Such leases contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $293,882 in 2004.

Contractual Obligations. Our only material contractual obligations requiring determinable future payments on our part are various notes payable and our leases relating to our executive offices and other facilities, each of which is described above.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2004.

INFLATION

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3.  CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

SALES OF UNREGISTERED SECURITIES

On February 3, 2004, we issued an aggregate of 29,875,000 shares (119,500,000 shares after giving effect to the March 2004 stock split) of common stock to 20 shareholders pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement") in exchange for 100% of the equity securities of VitroCo Incorporated (formerly, VitroCo Materials LLC) ("VitroCo") and 100% of the equity securities of VitroTech Corporation ("VitroTech Delaware").

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

In March 2004, we issued an aggregate of 666,666 shares of common stock to four accredited investors upon the exercise of outstanding warrants for which we received $500,000 in exercise proceeds.

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

STOCK REPURCHASES

During the quarter ended March 31, 2004, we repurchased shares of our common stock as set forth in the following table:

-------------------------------------------------------------------------------------------------------------
                                                                    Total Number of
                                                                  Shares Purchased as     Maximum Number of
                     Total Number of                               Part of Publicly      Shares that May Yet
                    Shares Purchased       Average Price Paid     Announced Plans or     Be Purchased Under
                         (1)(2)                 Per Share               Programs        the Plans or Programs
-------------------------------------------------------------------------------------------------------------
January 2004                  --                     --                     --                      0
-------------------------------------------------------------------------------------------------------------
February 2004          6,043,496              $  0.0037                     --                      0
-------------------------------------------------------------------------------------------------------------
March 2004                    --                     --                     --                      0
-------------------------------------------------------------------------------------------------------------
     Total             6,043,496              $  0.0037                     --                      0
-------------------------------------------------------------------------------------------------------------

(1) We repurchased 6,043,496 shares of our common stock pursuant to the terms, and as a condition, of the Stock Purchase Agreement whereby we acquired 100% of the stock of VitroCo and VitroTech Delaware.

(2) The shares shown as purchased do not reflect a 4-for-1 stock split carried out in March 2004. Giving effect to the split, the total number of shares repurchased would have been 24,173,984.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default on $460,000 of original principal on our 9/1/99 private offering promissory notes. These notes were due and payable on December 31, 2002. We are required to make ongoing interest payments under the same terms and conditions as the original notes. The required interest has been paid through March 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 24, 2004, two stockholders, holding an aggregate of 77.3% of the outstanding shares of our common stock, executed a written consent, in lieu of a meeting, approving the following amendments to our Articles of Incorporation:
(i) changing our name from Star Computing Limited to "VitroTech Corporation;"
(ii) increasing our authorized shares of common stock to 500,000,000; (iii) allowing our Board to change the number of directors from time to time; (iv) changing our resident agent; (v) limiting the liabilities of our directors and providing for the indemnification of our directors and officers to the extent permitted by Nevada law; (vi) electing not to be governed by the share control law or the business combination laws of Nevada; and (vii) removing restrictions on our actions, to the extent permitted by Nevada law.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

 Exhibit No.                              Description
------------     ---------------------------------------------------------------

    31.1         Section 302 Certification of CEO
    31.2         Section 302 Certification of CFO
     32          Section 906 Certifications

(b)   Reports on Form 8-K

Current Report on Form 8-K, dated February 3, 2004, regarding the stock purchase agreement and changes in control of registrant.

Current Report on Form 8-K, dated February 3, 2004, and amended on February 12, 2004, regarding the stock purchase agreement and changes in control of registrant.

Current Report on Form 8-K, dated March 1, 2004, regarding the four-for-one forward stock split of common stock.

Current Report on Form 8-K, dated March 3, 2004, regarding the changes in registrant's certifying accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2004                      VITROTECH CORPORATION


                                        By: /s/ Jess Rae Booth
                                           -------------------------------------
                                            Jess Rae Booth
                                            President and CEO


                                        By: /s/ Thomas M. Costales
                                           -------------------------------------
                                            Thomas M. Costales
                                            Chief Financial Officer