Form 10QSB
period 2004-06-30
VITROTECH CORP
filed 2004-08-23
CIK 1164155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to____________

                           Commission File No. 0-49692

                              VITROTECH CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                      88-0504050
---------------------------------              ---------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                        5 Hutton Centre Drive, Suite 700
                               Santa Ana, CA 92707
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (714) 708-4700
                           --------------------------
                           Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of August 23, 2004, the Registrant had 150,701,665 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                              VITROTECH CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS

                       Condensed Consolidated Balance Sheet June 30, 2004....................................      3

                       Condensed Consolidated Statements of Operations for the Three and Six Months
                          Ended June 30, 2004 and 2003.......................................................      4

                       Condensed Consolidated Statement of Stockholders' Deficit for the Three and Six
                          Months Ended June 30, 2004.........................................................      5

                       Condensed Consolidated Statements of Cash Flows for the Six Months
                          Ended June 30, 2004 and 2003.......................................................      6

                       Notes to Condensed Consolidated Financial Statements..................................      7

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................     14

            ITEM 3. CONTROLS AND PROCEDURES..................................................................     18

PART II - OTHER INFORMATION

            ITEM 2. CHANGES IN SECURITIES....................................................................     19

            ITEM 3. DEFAULTS UPON SENIOR SECURITIES..........................................................     19

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................     20

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................................     20

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VITROTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 2004

ASSETS

Current assets:
    Accounts receivable, net of allowance
      for doubtful accounts of $385,164                            $    108,412
    Cost of materials                                                 1,245,758
    Receivable from related party                                       447,965
    Advances receivable                                                   5,000
    Prepaid expenses                                                    123,857
    Debt issue costs - current portion                                  189,706
                                                                   ------------
Total current assets                                                  2,120,698

Property and equipment, net                                             153,852
Deposits                                                                 75,939
Debt issue costs, net of current portion                                 44,934
                                                                   ------------

Total assets                                                       $  2,395,423
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Cash Overdraft                                                 $     61,380
    Accounts payable                                                  2,852,037
    Due to related parties - material and advances                      954,336
    Accrued interest                                                    253,640
    Accrued expenses                                                     71,143
    Capital leases payable - current portion                             15,248
    Notes payable - current portion                                   5,934,659
                                                                   ------------
Total current liabilities                                            10,142,443

Capital leases payable, net of current portion                           42,101
Notes payable, net of current portion                                 1,937,000
                                                                   ------------

Total liabilities                                                    12,121,544

Commitments and Contingencies                                                --

Stockholders' deficit
    Common stock, $.001 par value, authorized 500,000,000 shares;
      147,176,665 shares issued and outstanding                         147,177
    Additional paid-in capital                                       16,202,369
    Accumulated deficit                                             (26,075,667)
                                                                   ------------
Total stockholders' deficit                                          (9,726,121)
                                                                   ------------

Total liabilities and stockholders' deficit                        $  2,395,423
                                                                   ============

                See accompanying notes to condensed consolidated
                             financial statements.

                              VITROTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            For the Six and Three Months Ended June 30, 2004 and 2003

                                                 Six Months Ended June 30,        Three Months Ended March 31,
                                               ------------------------------    ------------------------------
                                                   2004             2003             2004             2003
                                               -------------    -------------    -------------    -------------
Revenue                                        $     133,770    $   1,772,125    $     (92,100)   $     893,861

Cost of goods sold (related party)                   112,794          666,154            3,298          375,087
                                               -------------    -------------    -------------    -------------

Gross profit                                          20,976        1,105,971          (96,398)         518,774
                                               -------------    -------------    -------------    -------------

Selling, general and administrative expenses       5,014,529        2,942,782        2,750,391        1,831,190
Research and development expense                     127,516          259,665           83,887          106,994
                                               -------------    -------------    -------------    -------------
Total                                              5,142,045        3,202,447        2,834,278        1,938,184
                                               -------------    -------------    -------------    -------------

Loss before other income (expense)                (5,121,069)      (2,096,476)      (2,929,676)      (1,419,410)

Other income (expense):
   Interest expense                                 (445,925)        (807,689)        (240,036)        (430,861)
   Debt issue costs                                 (188,140)        (268,105)         (94,421)        (169,431)
   Interest income                                       900            8,513              203            4,503
                                               -------------    -------------    -------------    -------------
Total other expense                                 (633,165)      (1,067,281)        (334,254)        (595,789)
                                               -------------    -------------    -------------    -------------

Net loss before taxes                             (5,754,234)      (3,163,757)      (3,263,930)      (2,015,199)

Income taxes                                              --               --               --               --
                                               -------------    -------------    -------------    -------------

Net loss                                       $  (5,754,234)   $  (3,163,757)   $  (3,263,930)   $  (2,015,199)
                                               =============    =============    =============    =============

Net loss per share
   Basic and diluted                           $       (0.04)   $       (0.06)   $       (0.02)   $       (0.04)
                                               =============    =============    =============    =============

Weighted average shares outstanding
   Basic and diluted                             141,147,852       49,581,954      147,043,860       49,584,000
                                               =============    =============    =============    =============

                See accompanying notes to condensed consolidated
                             financial statements.

                              VITROTECH CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                     For the Six Months Ended June 30, 2004

                                                     Common Stock          Additional
                                             ---------------------------     Paid-In        Accumulated
                                                Shares         Amount        Capital           Deficit         Total
                                             ------------   ------------   ------------    --------------   ------------
Balance, December 31, 2003                    118,698,047   $    118,698   $ 11,396,865    $  (20,321,433)  $ (8,805,870)

Issuance of common stock for
  conversion of notes payable                     801,953            802      1,238,498                --      1,239,300

Issuance of common stock for
  acquisition of Star Computing Limited        20,000,000         20,000        (20,000)               --             --

Net deficit of operations
  not transferred                                      --             --       (314,623)               --       (314,623)

Issuance of common stock for cash               5,333,332          5,333      1,994,667                --      2,000,000

Offering costs paid in cash                            --             --         (8,194)               --         (8,194)

Issuance of common stock  from
  the exercise of warrants                      2,343,333          2,344      1,755,156                        1,757,500

Issuance of warrants for services rendered                                      160,000                          160,000

Net loss                                                                                       (5,754,234)    (3,263,930)
                                             ------------   ------------   ------------    --------------   ------------

Balance, June 30, 2004 (Unaudited)            147,176,665   $    147,177   $ 16,202,369    $ (26,075,6670   $ (9,726,121)
                                             ============   ============   ============    ==============   ============

                See accompanying notes to condensed consolidated
                             financial statements.

                              VITROTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 For the Six Months Ended June 30, 2004 and 2003

                                                       Six Months Ended June 30,
                                                       --------------------------
                                                          2004           2003
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(5,754,234)   $(3,163,757)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation                                          27,532         60,720
       Stock issued for services rendered                  160,000              0
      Change in allowance for bad debts                    173,740        582,400
   Change in assets and liabilities:
   (Increase) decrease in assets
      Accounts receivable                                  (25,048)      (521,762)
      Cost of materials                                   (130,378)      (343,239)
      Receivables from related parties                    (129,790)      (308,087)
      Prepaid expenses                                     (78,302)       (15,555)
      Deposits                                              24,701        (32,644)
      Change in debt issue costs                           117,115        437,976
   Increase (decrease) in liabilities
      Accounts payable                                   1,939,437             --
      Due to related parties - material and advances      (249,461)      (358,425)
      Accrued interest                                    (140,297)       372,872
      Accrued expenses                                     (14,668)       204,969
                                                       -----------    -----------
Net cash used in operating activities                   (4,079,653)    (3,084,933)
                                                       -----------    -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Property and equipment                                  (57,029)       (84,309)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                3,749,307      1,922,093
   Proceeds from notes payable                             357,300      3,061,000
   Payments of notes payable                                    --     (1,582,470)
   Payments on capital lease obligations                   (19,974)       (13,834)
                                                       -----------    -----------
Net cash provided by financing activities                4,086,633      3,386,789
                                                       -----------    -----------

Net deficit of operations not transferred                 (314,623)      (217,547)
                                                       -----------    -----------

Net change in cash                                        (364,672)            --
Cash, beginning of year                                    303,292            500
                                                       -----------    -----------
Cash, end of period                                    $   (61,380)   $       500
                                                       ===========    ===========

Supplemental cash flow information:
   Cash paid for interest                              $   514,779    $   775,522
                                                       ===========    ===========
   Cash paid for income taxes                          $        --    $        --
                                                       ===========    ===========

Non-cash investing and financing activities

During the six months ended June 30, 2004, the Company converted notes payable totaling $1,239,300 to common stock.


                See accompanying notes to condensed consolidated
                             financial statements.

                              VITROTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

Following the Exchange, we assumed as our principal operations the operations of VitroCo, and changed the name, effective April 1, 2004, to VitroTech Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management's plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and the financial statement information contained in the Company's Form 8-K/A, Amendment No. 2, dated February 3, 2004, as amended on May 3, 2004 as well as the Company's quarterly report Form 10-QSB for the quarter ended March 31, 2004.

Basis of presentation - The consolidated financial statements of VitroTech as of June 30, 2004 include the accounts of the Company and its wholly-owned subsidiaries VitroCo, VitroTech Delaware and VitroCo Processing Incorporated ("VitroCo Processing"). VitroTech Delaware was incorporated on September 10, 2003, and had only minimal operations to date. VitroCo Processing was incorporated in Nevada on March 22, 2004, and had no operations. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period.

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

O Following the Exchange through July 2004, VitroTech raised approximately $4.1 million in equity capital.

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

Cost of Materials - Cost of materials, which consists of mining, processing and transportation costs, is stated at cost. The Company incurs all costs associated with the mining, processing and transportation of the Mineral from the time the Mineral is removed from the earth through all processing and warehousing. The mineral products are shipped FOB warehouse to customers. The actual acquisition cost of the Mineral is recorded as cost of goods sold and as a payable when the product is shipped, but is not due to be paid to the affiliates until after the sale proceeds are collected from the Company's customers. Mineral inventory held for sale by the Company is, in fact, consigned raw mineral inventory owned by the Company's affiliates that has been mined, processed and transported at the Company's sole expense. The cost of the acquisition of the consigned raw mineral inventory is not recorded by the Company in the accompanying financial statements until the Company has sold the material to the customer. The Company had capitalized $1,245,758 of costs as of June 30, 2004 associated with the consigned inventory, excluding the cost of acquisition of the Mineral. The amount of costs above that are associated with finished goods totaled $978,387 as of June 30, 2004. The remaining costs were associated with "in process" consigned inventory.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables. At times, the Company's cash account balances may be in excess of the maximum amount insured by the FDIC. Three customers accounted for approximately 94% of sales for the six months ended June 30, 2004. Three customers accounted for approximately 93% of accounts receivable at June 30, 2004.

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

Basic and Diluted Loss Per Share - In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the Company had 350,000 outstanding stock options and as of June 30, 2003, the Company had no outstanding stock options. The Company had 3,114,999 warrants outstanding at June 30, 2004.

Recently Issued Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company has relationships with various LLC's, that are related parties, that were established prior to 2003. The Company completed the process of evaluating if these entities are Variable Interest Entities in accordance with this pronouncement and have concluded the Company is in compliance.

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

3. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 consisted of the following:

      Machinery and equipment                                   $ 130,227
      Computer equipment                                          112,668
      Office equipment                                             57,521
                                                                ---------
                                                                  300,416
      Accumulated depreciation                                   (146,564)
                                                                ---------
                                                                $ 153,852
                                                                =========

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

As of June 30, 2004, the Company owed EIG $680,460, all of which relates to the purchase obligation. This amount includes the cost of Mineral sold to customers but not yet paid for and the increased Mineral purchase payment due when the customer's payment is received. Interest is not charged on this obligation. Purchases from EIG were $70,456 and $266,855 for the six months ended June 30, 2004 and 2003, respectively. The Mineral purchase payment per pound was amended to equal twenty percent (20%) of collected gross revenue.

Under the Red Rock Canyon Mining Agreement, the Company is obligated to pay to Red Rock amounts per pound of Mineral excavated and sold from the Red Rock Canyon Property and is subject to cumulative minimum purchase requirements. Both the per pound payment and the minimum purchase requirements with respect to the Red Rock Canyon Property are identical to the requirements established for the EIG Property. However, any Mineral purchased from any Affiliated Mineral Entity shall be credited against the minimum requirement. The Red Rock Canyon Mining Agreement includes non-compete and license provisions identical to those pertaining to the EIG Property. The Company is also obligated to advance to Red Rock all amounts necessary to secure the rights relative to the Red Rock Property, all of which amounts will be treated as advances against per pound payment obligations. This has not been completed as of yet.

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

The Valley Springs Property has not previously been mined but is zoned for mining. The Company is processing the Valley Springs property for the owners to obtain mining permits and entitlement approval is expected by December 31, 2004. There is no guaranty that the Company will be successful in obtaining mining entitlements. Closing on the acquisition of mining rights to the Valley Springs property from the present landowner has not, as of August 2004, occurred.

The Company incurs all costs associated with the mining, processing and transportation of the Mineral from the time the Mineral is removed from the earth through all processing and warehousing. All costs are capitalized and shown as cost of materials on the balance sheet. The actual acquisition cost of the Mineral is recorded as cost of goods sold and as a payable when the product is shipped to its customer, but is not due to be paid to the Affiliated Mineral Entities until after the sale proceeds are collected from the Company's customers. Mineral inventory held for sale by the Company is, in fact, consigned raw mineral inventory owned by the Affiliated Mineral Entities that has been mined, processed and transported at the Company's sole expense. The cost of the acquisition of the consigned raw mineral inventory is not recorded by the Company in the accompanying financial statements until the Company has sold the material to the customer.

The Company does not have title or risk of loss on the cost of Minerals that are consigned by the Affiliated Mineral Entities.

5. NOTES PAYABLE

Notes payable at June 30, 2004 consisted of the following:

      Private Offering - 9/1/99 Memorandum                      $  608,428
      Private Offering - 3/19/01 Memorandum                      1,659,187
      Private Offering - 4/22/02 Memorandum                      2,967,044
      Private Offering - 2/24/03 Memorandum                      1,937,000
      Other notes payable                                          700,000
                                                                ----------
                                                                 7,871,659
      Less: current portion                                      5,934,659
                                                                ----------
      Non-current portion                                       $1,937,000
                                                                ==========

Notes payable mature as follows:

      2004                                                      $5,934,659
      2005                                                       1,937,000
                                                                ----------
      Total                                                     $7,871,659
                                                                ==========

Private Offering - 9/1/99 Memorandum

In September 1999, the Company initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. The original maturity date of these notes was December 31, 2001. The balance in the amount of $608,428 of these notes was due and payable at December 31, 2002, for which the Company is in default. The Company is required to make ongoing interest payments under the same terms and conditions as the original $5,000,000 private offering. No formal demand has been made by the note holders and all note holders have continued to receive interest payments. The notes also provide for contingent interest equal to $0.15 per pound on the first one billion pounds of the Company's products sold and collected. The contingent interest will be shared pro rata by the total notes issued and shall be paid quarterly in arrears. As of June 30, 2004, all amounts for interest and contingent interest have been paid or accrued.

Private Offering - 3/19/01 Memorandum

In March 2001, the Company initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. Accrued interest in the amount of $279,354 that was due on December 31, 2002 was converted to principal. The notes matured on December 31, 2003, but were extended at the Company's option to December 31, 2004. The notes also provide for contingent interest equal to $0.10 per pound on the first five hundred million pounds of the Company's products sold and collected. The contingent interest will be shared pro rata by the total notes issued and shall be paid quarterly in arrears. As of June 30, 2004, all amounts for interest and contingent interest have been paid or accrued.

Private Offering - 4/22/02 Memorandum

In April 2002, the Company initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. During 2002, $1,448,044 of notes was issued. The offering concluded in February, 2003 after an additional $1,519,000 of notes were issued, for a total amount raised of $2,967,044. The notes mature on December 31, 2004 but may be extended by the Company to December 31, 2005. The notes also provide for contingent interest equal to $0.07 per pound on the first five hundred million pounds of the Company's products sold and collected. The contingent interest will be shared prorata by the total notes issued and shall be paid quarterly in arrears. As of June 30, 2004, all amounts for interest and contingent interest have been paid or accrued. These notes can be extended twelve months at the Company's option if interest for the fourth quarter of 2004 be paid by 11/30/04

Private Offering - 2/24/03 Memorandum

In February 2003, the Company initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. During 2003, $1,542,000 of notes was issued. During the six months ended June 30, 2004, the Company issued $395,000 of additional notes, and received $357,300 in cash, net of offering costs of $37,700. The notes mature on December 31, 2005 but may be extended by the Company to December 31, 2006. The notes also provide for contingent interest equal to $0.07 per pound on the first five hundred million pounds of the Company's products sold and collected. The contingent interest will be shared prorata by the total notes issued and shall be paid quarterly in arrears. As of June 30, 2004, all amounts for interest and contingent interest have been paid or accrued. These notes can be extended twelve months at the Company's option if interest for the fourth quarter of 2005 be paid by 11/30/05

Other Notes Payable

The Company has notes payable to others, aggregating $700,000, with an interest rate of 10%, plus contingent interest based on product sales, due December 31, 2004. As of June 30, 2004, all amounts for interest and contingent interest have been paid or accrued.

6. COMMON STOCK

During the six months ended June 30, 2004, the Company issued the following shares of common stock (see Note 9 - Subsequent Events):

      o Issued 801,953 shares for conversion of notes payable for net consideration of $1,239,300. During 2003, $1,021,998 of principal was assumed by Value Entities, for which the note holders agreed to the assumption. For the assumption the Value Entities were issued membership interest of the Company in an equal amount of the debt they assumed.
      o     Issued 20,000,000 shares for acquisition of Star Computing Limited.
      o Issued 5,333,332 shares in a private placement for $2,000,000, before fees of $8,194.
      o     Issued 2,343,333 shares upon exercise of warrants totaling
            $1,757,500.

7. WARRANTS

During February 2004, the Company completed a private placement of 5,333,332 shares of common stock at a price of $0.375 per share for $2 million. The Company also issued to the investors warrants to purchase an aggregate of 5,333,332 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable at any time until February 11, 2009.

In April 2004, the Company issued to a financial advisor 125,000 warrants, exercisable for five years, to purchase shares of the Company's common stock at $1.55 per share. The Company has accounted for the issuance of these warrants using the fair value method pursuant to SFAS 123 using the Black-Scholes option pricing model. The fair value of $160,000 for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: risk-free interest rate of 4.25%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 100%; and a weighted average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

The table below summarizes warrants outstanding as of June 30, 2004:

      Warrants outstanding at December 31, 2003                        --
      Granted                                                   5,458,333
      Exercised at $0.75 per share                             (2,343,333)
      Cancelled                                                        --
                                                               ----------
      Warrants outstanding and exercisable at June 30, 2004     3,115,000
                                                               ==========

8. COMMITMENTS

The Company has entered into purchase commitments for the Mineral. These commitments are described in NOTE 4 - PURCHASE COMMITMENTS - RELATED PARTIES.

The Company leases its office and warehouse facilities under operating leases that expire through 2010.

9. REVENUES

During the quarter ended June 30, 2004 revenue was $(92,100) directly due to a significant credit memo and refund of $149,500 to a customer and only $57,400 of revenue generated in the quarter. This refund was a voluntary buy back of material and not a contractual obligation.

10. SUBSEQUENT EVENTS

In July 2004 Michael Handelman was hired to be the Chief Financial Officer. As part of his compensation package options to purchase 50,000 shares were granted under the 2004 Option Plan. The options vest over three years

In July 2004, the Company entered into a convertible debenture agreement for receipt of $300,000. As part of the transaction, the Company issued 525,000 shares as part of the consideration. The note calls for an interest rate of 8% per annum, with all interest and principal due October 12, 2004.


In June 2004 Gary Denman was appointed to the Board of Directors of the Company. Dr. Denman is currently a private consultant working with Defense-related companies and agencies. Dr. Denman is a member of the AT&T Government Markets Advisory Board and a Member of the Air Force Scientific Advisory Board. Prior to these affiliations, Dr. Denman was President and Chief Executive Officer of GRC International, Inc. (GRCI) and a Director of GRCI. Dr. Denman joined GRCI as a Senior Vice President in 1995 and became Chief Operating Officer in 1997. Dr. Denman was also a member of the board of directors of Southern Research Institute. He was awarded options to purchase 60,000 shares and is fully vested.

The Company has entered into an Asset Purchase Agreement with the shareholders of Gitto Global Corporation, to purchase the assets and assume certain liabilities of Gitto's compounding division. The completion of the purchase transaction is predicated on due diligence terms and conditions being met, a successful completion of an external audit that meets all SEC reporting requirements and, completion of financing to acquire the assets. The original closing date for the transaction was May 31, 2004 that has since been extended to September 15,2004. On July 31,2004 Gitto pledged 3,000,000 common shares of VitroTech to meet certain banking requirements. Vitrotech provided the shares to Gitto for fully meeting its obligation under the Asset Purchase Agreement whereby VitroTech was required to deposit an amount of $2,000,000.00 prior to closing of the purchase transaction.The due diligence, audit and financing for the transaction are continuing.

In August 2004, the Company entered into a convertible promissory note for receipt of $250,000. In connection with this transaction, the Company will issue 25,000 shares as a broker fee to a third party. The terms of the note are still being negotiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB quarterly report of VitroTech Corporation (the "Company") for the six months ended June 30, 2004, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

Certain factors that could cause actual results or events to differ materially from those anticipated are set forth in our Form 8-K/A for the year ended December 31, 2003 under the caption "Risk Factors That May Affect Future Results" within "Management's Discussion and Analysis or Plan of Operations" and elsewhere herein and in our other reports filed from time to time with the Securities and Exchange Commission.

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

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2003 and the financial statements filed with the Company's Form 8-K/A, Amendment No. 2, dated February 3, 2004, as amended May 3, 2004, as well as the Company's quarterly report Form 10-QSB for the quarter ended March 31, 2004.

OVERVIEW

On February 3, 2004, we completed a reverse merger (the "Exchange") pursuant to which Star Computing Limited acquired 100% of the stock of VitroCo, Inc. and VitroTech Corporation in exchange for shares of common stock representing approximately 85.7% of our common stock. Following the Exchange, and through April 1, 2004, we (1) assumed as our principal plan of operations the business of VitroCo, (2) terminated the prior operations of Star Computing, (3) changed our name from Star Computing Limited to VitroTech Corporation, (4) carried out a 4-for-1 stock split, (5) sold, for $2 million, 5,333,332 shares of our common stock (after giving effect to the stock split) and 5,333,332 common stock purchase warrants exercisable at $0.75 per share (after giving effect to the stock split), and (6) issued 2,343,333 shares of common stock for $1,757,500 pursuant to the exercise of warrants.

The Exchange has been accounted for as a recapitalization of Star with VitroCo as the acquirer (a "reverse acquisition"). On this basis, subsequent to the Exchange and going forward, the historical financial statements presented herein, prior to the Exchange on February 3, 2004, are those of VitroCo and the historical shareholders' equity, as of February 3, 2004, have been presented to reflect the equivalent number of shares issued in the Exchange.

Readers should review the "Plan of Operations" discussion in the "Management's Discussion and Analysis or Plan of Operation" in our Form 10-KSB for the year ended December 31, 2003 for an overview of our principal revenue sources and principal operating expenses and factors effecting our revenues and expenses.

During the first quarter of 2004, we implemented the Plan of Operations described in our Form 10-KSB. We also devoted substantial management time and financial resources to consummation of the Exchange, capital raising efforts, investor relations programs, implementation of policies, procedures and systems designed to facilitate our functioning as a publicly held company, establishing of expanded distribution channels and evaluation of various acquisition strategies with the intent of enhancing our production and distribution capabilities. We also continued our ongoing efforts to close on the acquisition of rights relating to the Mineral on the Valley Springs Property. Pursuant to those efforts, our counsel has advised that the primary term of the agreement to acquire the Mineral on the Valley Springs Property had expired and that any party thereto could terminate the agreement. Notwithstanding the lapse of the term to close, the parties continue to pursue the transaction and we continue to believe that we will secure the rights with respect to the Valley Springs Property on the terms described in our Form 8-K/A.

All of the undertakings described above resulted in our experiencing substantially higher operating expenses and reduced focus on sales during the quarter ended June 30, 2004 as compared to the same quarter in 2003.

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

Revenue Recognition - We recognize revenue upon shipment of mineral products to customers, provided that the other conditions of sale as established by the Securities and Exchange Commission's Staff Accounting Bulleting ("SAB") No. 104 are satisfied:

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

Cost of Materials - Cost of materials, which consists of mining, processing and transportation costs, is stated at cost. We incur all costs associated with the mining, processing and transportation of the Mineral from the time the Mineral is removed from the earth through all processing and warehousing. The mineral products are shipped FOB warehouse to customers. The actual acquisition cost of the Mineral is recorded as cost of goods sold and as a payable when the product is shipped, but is not due to be paid to the affiliates until after the sale proceeds are collected from our customers. Mineral inventory held for sale is, in fact, consigned raw mineral inventory owned by our affiliates that has been mined, processed and transported at our sole expense. The cost of the acquisition of the consigned raw mineral inventory is not recorded in the accompanying financial statements until we have sold the material to the customer. We had capitalized $1,245,758 of costs as June 30, 2004 associated with the consigned inventory, excluding the cost of acquisition of the Mineral. The amount of costs above that are associated with finished goods totaled $978,387 as of June 30, 2004. The remaining costs were associated with "in process" consigned inventory.

We evaluate our cost of material periodically to determine if there is any impairment in the value of such material costs. If an impairment is found to exist, we reduce the carrying amount of the cost of material to an amount determined to be market value. We review a number of factors in evaluating potential impairment of our cost of material including market prices and our ability to recover the cost of materials through the sale of Mineral. As of June 30, 2004, we determined that no impairment had occurred with respect to our cost of materials.

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

Based on our review of our long-lived assets, during the six months ended June 30, 2004, we recorded no impairments of our long-lived assets.

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

Based on our review at June 30, 2004, the current reserve for uncollectible accounts receivable is adequate.

RESULTS OF OPERATIONS

The condensed consolidated financial statements of VitroTech as of June 30, 2004 include the accounts of the Company and its wholly-owned subsidiaries VitroCo, VitroTech Delaware and VitroCo Processing Incorporated ("VitroCo Processing"). VitroTech Delaware was incorporated on September 10, 2003, and had only minimal operations to date. VitroCo Processing was incorporated in Nevada on March 22, 2004, and had no operations. All significant inter-company accounts and transactions have been eliminated in consolidation. The June 30, 2003 financial statements reflect the operating results of certain assets and operations of Hi-Tech Environmental Products, LLC which were acquired by VitroCo in contemplation of the Exchange.

Revenue. Revenue for the six months ended June 30, 2004 was $133,770, a decrease of $1,638,355, or 92.5%, compared with $1,772,125 during the same period in the prior year. The reduction in revenues for the period was principally attributable to (1) the development and implementation of a revised sales and marketing strategy during the period and (2) a reduced focus on end-user sales to small and medium sized customers during the current period. For the quarter ended June 30, 2004, revenue was $(92,100) down $985,961 from the same quarter ended June 30, 2003 of $893,861 or 110.3%. The negative revenue for the quarter ended June 30, 2004 was directly due to a credit memo and refund of $149,500 which was only offset by $57,400 of revenue generated in the quarter.

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

The change in focus on sales during the period reflected the investment of substantial time, money and resources by our sales and marketing team in development and ongoing implementation of the revised sales and marketing strategy and the devotion of substantial management and financial resources to completion of the Exchange, capital raising efforts and implementation of procedures and processes to facilitate functioning as a publicly held company and to facilitate anticipated growth.

Cost of Sales and Gross Margins. Cost of goods sold totaled $112,794 during the current period as compared to $666,154 during the same period in 2003, a decrease of 83.1%. Cost of goods sold during the current period included $61,594 of direct cost of mineral and $51,200 of processing and related costs. Cost of goods sold during the same period in 2003 included $266,885 of direct cost of mineral and $399,269 of processing and related costs. Cost of goods sold as a percentage of sales was 84.3% during the current period as compared to 37.6% in the 2003 period. The decline in cost of goods sold was attributable to the reduction in sales volume during the period. The increase in cost of goods sold as a percentage of sales was partially attributable to the payment of a higher per pound price for mineral during 2004 compared to 2003. Under the terms of our mineral purchase agreements, we paid $0.75 per pound for mineral mined and sold during 2003. During 2004, we paid $0.875 per pound for mineral, up to the time of amendment whereby the Company is to pay an amount equal to 20% of gross collected sales proceeds, for the mineral. Additionally, the reduced gross margin percentage in 2004 reflects a change in the product mix and the associated cost of manufacturing the product. As a result of this change in product focus, our target gross margin percentage is 48% in future periods. For the quarter ended June 30, 2004, Cost of Goods Sold was $3,298 as compared to $375,087 for the same period ended June 30, 2003, a reduction of $371,789 or 99.12%, directly caused by the reduction in sales for the quarter.

The decrease in sales combined with the increase in our per pound cost of materials resulted in a reduction in our gross margins from $1,105,971 in the 2003 period to $20,977 during the six months ended June 30, 2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") increased to $5,014,529 in the six months ended June 30, 2004, compared with $2,942,782 in the prior year, an increase of 70.4%. The increase in SG&A is primarily attributable to costs associated with business development (consulting fees, sales staffing and travel), legal and accounting fees associated with the reverse merger, investor relations programs associated with becoming a public company and costs associated with implementation of our revised sales and marketing strategy, including investigation, due diligence and other costs associated with identification of acquisition candidates. Additionally during 2004, we began paying a royalty of $1.00 per pound of mineral sold and collected to Hi-Tech Environmental Products. Hi-Tech royalties totaled $42,740 during the quarter. For the quarter ended June 30, 2004 SG&A was $2,750,391 as compared to $1,831,190 for the same period ended June 30, 2003, an increase of $919201 or 50.2%

Research and Development Expense. Research and development expense for the six months ended June 30, 2004 was $127,516, compared with $259,665 for the same period in the prior year, a decrease of 49.1%. The higher R&D expense in the prior year reflected payments to universities for product research that has been completed. For the quarter ended June 30, 2004, R&D was $83,887 as compared to $106,994 for the same period ended June 30, 2003,a reduction of $23,107 or 21.6%

Interest Expense. Interest expense decreased $361,764, or 44.8% in the first six months of 2004 compared to the same period in 2003. Notes payable totaled $7,871,659 and $9,675,604 at June 30, 2004 and 2003, respectively. The decrease in interest expense reflects the decrease in notes payable as a result of debt conversions to equity and assumption of notes for equity. For the quarter ended June 30, 2004, interest was $240,036 as compared to $430,861 for the same period ended June 30, 2003,a reduction of $190,285 or 44.3%

FINANCIAL CONDITION

Liquidity and Capital Resources. At June 30, 2004, we had a cash deficit of $61,380 and a working capital deficit of $8,021,745 compared to a pro forma cash balance of $303,292 and a pro forma working capital deficit of $7,515,964 at December 31, 2003.

As discussed in the footnotes to the financial statements included herewith and in the financial statements included in our Form 8-K/A dated May 3, 2004 and Form 10-QSB for the quarter ended March 31, 2004 our losses, negative cash flows from operations and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

      o During the six months ended June 30, 2004, we issued 5,333,332 shares in a private placement for $2,000,000, before fees of $8,194 and we issued 2,343,333 shares of common stock for proceeds of $1,757,500

In order to support our operations and capital commitments through December 31, 2004, we estimate that we will require $9,500,000 from operating cash flow, infusions of additional equity or debt or other sources. Additionally, we will likely require substantial additional capital to support the acquisition component of our revised sales and marketing strategy. We are continuing in our efforts to secure the necessary capital to support our operations and our acquisition strategy. In order to facilitate our capital raising efforts we have engaged, and expect to engage in the future, investment banking firms and financial advisors to assist in the evaluation and financing of our operations and prospective acquisitions. We presently have no firm commitments from third parties to provide such financing and there can be no assurance that we will receive such financing. Should we be unable to secure needed financing we may be unable to fully implement our planned operations and acquisitions, we may be required to curtail our operations in part or in whole.

Notes Payable. At June 30, 2004, our notes payable totaled $7,871,659, of which $5,934,659 represented current maturities reflected in our working capital deficit. $608,468 of those notes payable were in default at June 30, 2004. The balance of the notes, in the amount of $1,937,000, mature December 31, 2005, but may be extended by the Company to December 31, 2006.

Capital Expenditures and Commitments. We periodically purchase equipment and related items to support operations. During the quarter ended June 30, 2004, we purchased $33,612 of equipment. In addition to our needs for capital to support operations and routine capital expenditure requirements, we require capital to fund our proposed acquisition of, and commencement of processing operations at, the Indian Hill Processing Facility. Completion of the proposed acquisition of the Indian Hill Processing Facility will require a cash payment at closing of $464,000. The balance of the purchase price, in the amount of $400,000, will bear interest at 10% per annum and will be payable in monthly installments of $30,000, subject to mandatory prepayment to the extent that we secure additional capital. Commencement of operation of the Indian Hill Processing Facility will require the purchase and installation of processing equipment at an estimated cost of $1,250,000. Acquisition and installation of equipment and commencement of operation of the Indian Hill Processing Facility is not expected to occur for a number of months and the closing may be delayed until 2005.

Operating Leases. At June 30, 2004, we, and our subsidiaries, were obligated under leases covering our executive offices, warehouses and other facilities. Such leases contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $293,882 in 2004.

Contractual Obligations. Our only material contractual obligations requiring determinable future payments on our part are various notes payable and our leases relating to our executive offices and other facilities, each of which is described above.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2004.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Sales of Unregistered Securities

In April 2004, we issued an aggregate of 1,676,666 shares of common stock to accredited investors upon the exercise of outstanding warrants for which we received $1,757,500 in exercise proceeds.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default on $608,428 of original principal on our 9/1/99 private offering promissory notes. These notes were due and payable on December 31, 2002. We are required to make ongoing interest payments under the same terms and conditions as the original notes. The required interest has been paid or accrued through June 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had obtained the written consent of a majority of its stockholders of record as of April 15, 2004 to approve an amendment to the Company's Articles of Incorporation to authorize the issuance of up to 50,000,000 shares of Preferred Stock.

In April of 2004, the Company's Board of Directors adopted and approved, and by means of the Written Consent the shareholders adopted and approved, a stock option plan for the Company, the VitroTech Corporation 2004 Stock Option Plan (the "2004 Option Plan"), under which stock options awards may be made to employees, directors and consultants of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit No.                      Description
----------------     ----------------------------------------------------------

     31.1            Section 302 Certification of CEO
     31.2            Section 302 Certification of CFO
     32              Section 906 Certifications

(b) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 23, 2004                 VITROTECH CORPORATION

                                      By: /s/ Jess Rae Booth
                                          Jess Rae Booth
                                          President and CEO


                                      By: /s/ Michael Handelman
                                          Michael D. Handelman
                                          Chief Financial Officer