Form 10QSB/A
period 2004-06-30
VITROTECH CORP
filed 2004-08-31
CIK 1164155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to____________

                           Commission File No. 0-49692

                              VITROTECH CORPORATION
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             88-0504050
--------------------------------               --------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No.)

                        5 Hutton Centre Drive, Suite 700
                               Santa Ana, CA 92707
                         -------------------------------
                    (Address of principal executive offices)

                                 (714) 708-4700
                            -------------------------
                           Issuer's telephone number)

         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of August 27, 2004, the Registrant had 150,701,665 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                              VITROTECH CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet June 30, 2004 (restated)....... 4

         Condensed Consolidated Statements of Operations for the Three
            and Six Months Ended June 30, 2004 (restated) and 2003........... 5

         Condensed Consolidated Statement of Stockholders' Deficit
            for the  Six Months Ended June 30, 2004 (restated)............... 6

         Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2004 (restated) and 2003............... 7

         Notes to Condensed Consolidated Financial Statements................ 8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........17

   ITEM 3. CONTROLS AND PROCEDURES...........................................22

PART II - OTHER INFORMATION

    ITEM 2. CHANGES IN SECURITIES..................................... ......22

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................... ......23

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... ......23

    ITEM 5. OTHER INFORMATION......................................... ......23

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................... ......23

SIGNATURES

CERTIFICATIONS

EXPLANATORY NOTE This amended quarterly report on Form 10-QSB/A is being filed to amend the financial statements appearing in Part I, Item 1, the Management's Discussion and Analysis in Part I, Item 2, the Controls and Procedures disclosure in Part I, Item 3, the Exhibits filed herewith under Part II, Item 6 and to include Part II, Item 5 disclosure. The Form 10-QSB, as originally filed, was mistakenly filed prior to completion of the outside accountant's review and review by outside legal counsel. As of this filing, the accountants have completed their review of the attached financial statements that appear in Item
1. All disclosures in this amendment, other than those noted above, are as of the date of the original filing and have not been updated.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Audit Committee
Vitrotech Corporation
Santa Ana, California


We have reviewed the accompanying condensed consolidated balance sheet of Vitrotech Corporation of June 30, 2004, and the related condensed consolidated statements of operations, stockholders' deficit and cash flows for the three and six months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
August 27, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VITROTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited and restated)
                                  June 30, 2004

ASSETS

Current assets:
    Accounts receivable, net of allowance
      for doubtful accounts of $385,164                     $    108,412
    Cost of materials                                          1,245,758
    Advances receivable                                            5,000
    Prepaid expenses                                             123,857
    Debt issue costs - current portion                           189,706
                                                            ------------
Total current assets                                           1,672,733

Property and equipment, net                                      153,852
Receivable from related party                                    447,964
Deposits                                                          75,939
Debt issue costs, net of current portion                          44,934
                                                            ------------

Total assets                                                $  2,395,422
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Cash Overdraft                                          $     61,380
    Accounts payable                                           1,720,545
    Advances from related parties                              1,131,492
    Due to related parties - material and advances               954,336
    Accrued interest                                             253,640
    Accrued expenses                                             182,598
    Capital leases payable - current portion                      15,248
    Notes payable - current portion                            5,934,659
                                                            ------------
Total current liabilities                                     10,253,898

Capital leases payable, net of current portion                    42,101
Notes payable, net of current portion                          1,937,000
                                                            ------------

Total liabilities                                             12,232,999

Commitments and Contingencies                                         --

Stockholders' deficit
    Common stock, $.001 par value, authorized 500,000,000
      shares; 147,176,665 shares issued and outstanding          147,177
    Additional paid-in capital                                16,202,369
    Accumulated deficit                                      (26,187,123)
                                                            ------------
Total stockholders' deficit                                   (9,837,577)
                                                            ------------

Total liabilities and stockholders' deficit                 $  2,395,422
                                                            ============

     See accompanying notes to condensed consolidated financial statements.

                              VITROTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            For the Six and Three Months Ended June 30, 2004 and 2003

                                                Six Months Ended June 30,        Three Months Ended June 30,
                                                -------------------------        ---------------------------
                                               2004 (restated)       2003       2004 (restated)       2003
                                               -------------    -------------    -------------    -------------
Net Revenue                                    $     133,770    $   1,772,125    $     (92,100)   $     893,861

Cost of goods sold (related party)                   112,794          666,154            3,298          375,087
                                               -------------    -------------    -------------    -------------

Gross profit                                          20,976        1,105,971          (95,398)         518,774
                                               -------------    -------------    -------------    -------------

Selling, general and administrative expenses       5,125,985        2,942,782        2,861,847        1,831,190
Research and development expense                     127,516          259,665           83,887          106,994
                                               -------------    -------------    -------------    -------------
Total                                              5,253,501        3,202,447        2,945,734        1,938,184
                                               -------------    -------------    -------------    -------------

Loss before other income (expense)                (5,232,525)      (2,096,476)      (3,041,132)      (1,419,410)

Other income (expense):
   Interest expense                                 (445,925)        (807,689)        (240,036)        (430,861)
   Debt issue costs                                 (188,140)        (268,105)         (94,421)        (169,431)
   Interest income                                       900            8,513              203            4,503
                                               -------------    -------------    -------------    -------------
Total other expense                                 (633,165)      (1,067,281)        (334,254)        (595,789)
                                               -------------    -------------    -------------    -------------

Net loss before taxes                             (5,865,690)      (3,163,757)      (3,375,386)      (2,015,199)

Income taxes                                              --               --               --               --
                                               -------------    -------------    -------------    -------------

Net loss                                       $  (5,865,690)   $  (3,163,757)   $  (3,375,386)   $  (2,015,199)
                                               =============    =============    =============    =============

Net loss per share
   Basic and diluted                           $       (0.04)   $       (0.06)   $       (0.02)   $       (0.04)
                                               =============    =============    =============    =============

Weighted average shares outstanding
   Basic and diluted                             141,147,852       49,581,954      147,043,860       49,584,000
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

                              VITROTECH CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                     For the Six Months Ended June 30, 2004

                                                          Common Stock              Additional
                                                  ---------------------------        Paid-In      Accumulated
                                                     Shares           Amount         Capital        Deficit          Total
                                                  ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2003                         118,698,047    $    118,698    $ 11,396,865    $(20,321,433)   $ (8,805,870)

Issuance of common stock for
  conversion of notes payable (Unaudited)              801,953             802       1,238,498              --       1,239,300

Issuance of common stock for
  acquisition of Star Computing Limited
(Unaudited)                                         20,000,000          20,000         (20,000)             --              --

Net deficit of operations
  not transferred (Unaudited)                               --              --        (314,623)             --        (314,623)

Issuance of common stock for cash (Unaudited)        5,333,332           5,333       1,994,667              --        2,000,000


Offering costs paid in cash (Unaudited)                     --              --          (8,194)             --          (8,194)

Issuance of common stock  from
  the exercise of warrants (Unaudited)               2,343,333           2,344       1,755,156                       1,757,500

Issuance of warrants for services rendered
(Unaudited)                                                                            160,000                         160,000

Net loss (Unaudited and restated)                                                                  (5,865,690)      (5,865,690)
                                                  ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2004 (Unaudited and restated)    147,176,665    $    147,177    $ 16,202,369    $(26,187,123)   $ (9,837,577)
                                                  ============    ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                              VITROTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 For the Six Months Ended June 30, 2004 and 2003

                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                           2004 (restated)    2003
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(5,865,690)   $(3,163,757)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation                                               27,532         60,720
       Warrants issued for services rendered                    160,000              0
      Change in allowance for bad debts                         173,740        582,400
   Change in assets and liabilities:
   (Increase) decrease in assets
      Accounts receivable                                       (25,048)      (521,762)
      Cost of materials                                        (130,378)      (343,239)
      Receivables from related parties                         (129,790)      (308,087)
      Prepaid expenses                                          (78,302)       (15,555)
      Deposits                                                   24,701        (32,644)
      Change in debt issue costs                                117,115        437,976
   Increase (decrease) in liabilities
      Accounts payable                                          807,946           (401)
      Due to related parties - material and advances            882,031       (358,425)
      Accrued interest                                         (140,297)       372,872
      Accrued expenses                                           96,787        204,969
                                                            -----------    -----------
Net cash used in operating activities                        (4,079,653)    (3,084,933)
                                                            -----------    -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Property and equipment                                       (57,029)       (84,309)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and exercise of
warrants                                                      3,749,307      1,922,093
   Proceeds from notes and loans payable                        357,300      3,061,000
   Payments of notes payable                                         --     (1,582,470)
   Payments on capital lease obligations                        (19,974)       (13,834)
                                                            -----------    -----------
Net cash provided by financing activities                     4,086,633      3,386,789
                                                            -----------    -----------

Net deficit of operations not transferred                      (314,623)      (217,547)
                                                            -----------    -----------

Net change in cash                                             (364,672)            --
Cash, beginning of year                                         303,292            500
                                                            -----------    -----------
Cash, end of period                                         $   (61,380)   $       500
                                                            ===========    ===========

Supplemental cash flow information:
   Cash paid for interest                                   $   514,779    $   775,522
                                                            ===========    ===========
   Cash paid for income taxes                               $        --    $        --
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

VitroCo's principal operating subsidiary, prior to and in conjunction with the Exchange, acquired the principal operations and assets, and assumed certain liabilities, of Hi-Tech Environmental Product, LLC ("Hi-Tech").

Following the Exchange, the Company assumed as our principal operations the operations of VitroCo, and changed the name, effective April 1, 2004, to VitroTech Corporation.

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

As reflected in the accompanying financial statements, the Company has incurred significant losses, has negative cash flows from operations and negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

      o     Management is actively pursuing raising additional capital.

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

Cost of Materials - Cost of materials, which consists of mining, processing and transportation costs, is stated at cost. The Company incurs all costs associated with the mining, processing and transportation of the Mineral from the time the Mineral is removed from the earth through all processing and warehousing. The mineral products are shipped FOB warehouse to customers. The actual acquisition cost of the Mineral is recorded as cost of goods sold and as a payable when the product is shipped, but is not due to be paid to the affiliates until after the sale proceeds are collected from the Company's customers. Mineral inventory held for sale by the Company is, in fact, consigned raw mineral inventory owned by the Company's affiliates that has been mined, processed and transported at the Company's sole expense. The cost of the acquisition of the consigned raw mineral inventory is not recorded by the Company in the accompanying financial statements until the Company has sold the material to the customer. The Company had capitalized $1,245,758 of costs as of June 30, 2004 associated with the consigned inventory, excluding the cost of acquisition of the Mineral. The amount of costs above that are associated with finished goods totaled $978,387 as of June 30, 2004. The remaining costs were associated with "in process" inventory.

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

Basic and Diluted Loss Per Share - The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004 and 2003, the outstanding number of potentially dilutive common shares totaled approximately 3,465,000 and 0 shares, respectively. However, as the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

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

The Company does not have title or risk of loss on the cost of Minerals that are consigned by the Affiliated Mineral Entities.

5. NOTES PAYABLE

Notes payable at June 30, 2004 consisted of the following:

           Private Offering - 9/1/99 Memorandum                     $   608,428
           Private Offering - 3/19/01 Memorandum                      1,659,187
           Private Offering - 4/22/02 Memorandum                      2,967,044
           Private Offering - 2/24/03 Memorandum                      1,937,000
           Other notes payable                                          700,000
                                                                  -------------
                                                                      7,871,659
           Less: current portion                                      5,934,659
                                                                  -------------
           Non-current portion                                      $ 1,937,000
                                                                  =============

Notes payable mature as follows:

           2004                                    $ 5,934,659
           2005                                      1,937,000
                                                --------------
           Total                                   $ 7,871,659
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

6. ADVANCES FROM RELATED PARTIES

As of June 30, 2004 The Company has advances from related parties in the amount of $1,131,492. This amount is comprised of $100,000 from John Keller and $1,031,492 from Elgin Investments. Both advances are unsecured , non interest bearing and due on demand.

7. COMMON STOCK

During the six months ended June 30, 2004, the Company issued the following shares of common stock (see Note 11 - Subsequent Events):

      o Issued 801,953 shares for conversion of notes payable for a net amount of $1,239,300. During 2003, $1,021,998 of principal was assumed by Value Tech, LLC, Value Tech II, LLC, and Value Plus, LLC (collectively "Value Entities"), , for which the note holders agreed to the assumption. For the assumption the Value Entities were issued membership interest of the Company in an equal amount of the debt they assumed.

      o     Issued 20,000,000 shares for acquisition of Star Computing Limited.

      o Issued 5,333,332 shares in a private placement for $2,000,000, before fees of $8,194.

      o     Issued 2,343,333 shares upon exercise of warrants totaling
            $1,757,500.


8. WARRANTS

During February 2004, the Company completed a private placement of 5,333,332 shares of common stock at a price of $0.375 per share for $2 million. The Company also issued to the investors warrants to purchase an aggregate of 5,333,332 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable at any time until February 11, 2009.

In April 2004, the Company issued to a financial advisor 125,000 warrants, exercisable for five years, to purchase shares of the Company's common stock at $1.55 per share. The Company has accounted for the issuance of these warrants using the fair value method pursuant to SFAS 123 using the Black-Scholes option pricing model. The fair value of $160,000 which was expensed for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: risk-free interest rate of 4.25%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 100%; and a weighted average expected life of the option of 5 years.

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

The table below summarizes warrants outstanding as of June 30, 2004:

       Warrants outstanding at December 31, 2003                             --
       Granted                                                        5,458,333
       Exercised at $0.75 per share                                 (2,343,333)
       Cancelled                                                             --
                                                                 --------------
       Warrants outstanding and exercisable at June 30, 2004          3,115,000
                                                                 ==============

9. COMMITMENTS

The Company has entered into purchase commitments for the Mineral. These commitments are described in NOTE 4 - PURCHASE COMMITMENTS - RELATED PARTIES.

The Company leases its office and warehouse facilities under operating leases that expire through 2010.

10. REVENUES

During the quarter ended June 30, 2004 revenue was $(92,100) directly due to a significant credit memo and refund of $149,500 to a customer and only $57,400 of revenue generated in the quarter. This refund was a voluntary buy back of material and not a contractual obligation.

11. PROPOSED ACQUISITIONS

Gitto|Global Compounding Operations

The Company, in March 2004, entered into an Asset Purchase Agreement with Gitto|Global Corporation ("Gitto") and its shareholders and an affiliate of Gitto pursuant to which the Company agreed to purchase certain assets used in, and comprising, Gitto's compounding division for aggregate consideration of approximately $51 million consisting of cash and assumption of certain liabilities. Completion of the purchase transaction is subject to satisfactory completion of due diligence, delivery of certain schedules, satisfaction of various terms and conditions, successful completion of an audit of Gitto's financial statements and the Company's securing financing in the full amount of the purchase price. The Agreement has been amended on multiple occasions to extend the closing date from May 31, 2004 to September 15, 2004.

In July 2004, the Company issued and deposited in escrow 3,000,000 shares of its common stock for the benefit of Gitto in full satisfaction of its obligation to deposit $2 million pursuant to the Asset Purchase Agreement. The shares deposited in escrow were pledged to satisfy certain banking requirements of Gitto and subject to Gitto's agreement to deposit in escrow a note payable to the Company in the amount of $2.25 million to be delivered to the Company in the event the shares are not returned to the Company.

On August 27, 2004, the Company notified Gitto Global Corporation of its election to terminate the Asset Purchase Agreement pursuant to the Company's rights under the Agreement. In conjunction with the termination of the Gitto Asset Purchase Agreement, the Company made demand for the return of 3,000,000 shares of its common stock issued in escrow for the benefit of Gitto or, in the event Gitto fails to deliver the shares, the delivery of a subordinated promissory note in the amount of $2,250,000 deposited by Gitto in escrow for delivery in the event the shares are not returned.

Indian Hill Processing Facility

In April 2004, we entered into an agreement to acquire from Indian Hill Processing, LLC, the Indian Hill Processing Facility for $864,000, of which $464,000 is payable at closing with the balance accruing interest at 10% per annum and payable in monthly payment of $30,000 subject to acceleration in the event of receipt of funding to the pay the balance. Commencement of operation of the Indian Hill Processing Facility will require the purchase and installation of processing equipment at an estimated cost of $1,250,000. Acquisition and installation of equipment and commencement of operation of the Indian Hill Processing Facility is not expected to occur for a number of months and the closing may be delayed until 2005.

12. SUBSEQUENT EVENTS

In July 2004 Michael Handelman was hired to be the Chief Financial Officer. As part of his compensation package options to purchase 50,000 shares were granted under the 2004 Option Plan. The options vest over three years

In July 2004, the Company entered into a convertible debenture agreement for receipt of $300,000. As part of the transaction, the Company issued 525,000 to the note holder. The note calls for an interest rate of 8% per annum, with all interest and principal due October 12, 2004.


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

In August 2004, the Company received a loan of $250,000 from an unaffiliated third party. The terms of the note are still being negotiated. In connection with the loan, the Company will issue 25, 000 shares as a broker fee to a third party.

On August 26, 2004, Jess Rae Booth advised the Company's directors that he would be resigning as Chairman and Chief Executive Officer effective on the earlier of December 15, 2004 or the hiring of a successor Chief Executive Officer.

13. Restatement

    Restatement Of The Three-Month and Six-Month Periods Ended June 30, 2004

The financial statements for the three-month and six-month periods ended June 30, 2004 have been restated to include an accrued liability for general and administrative expense. Additionally, the company corrected the presentation of related party advances from accounts payable and accrued expenses to prominently disclose as a separate line item on the balance sheet. The effect of these changes to the June 30, 2004 financial statements are as follows:

                                           For the Three Months Ended June 30, 2004
                                         -------------------------------------------
      Statement of Operations:             Reported       Adjustments      Restated
                                         ------------    ------------    -----------
Net Loss                                 $ (3,263,930)   $   (111,456)   $(3,375,386)
                                         ============    ============    ===========
Basic and diluted loss per share         $      (0.02)                   $     (0.02)
                                         ============    ============    ===========
Basic and diluted loss per share         $      (0.02)                   $     (0.02)

                                             For the Six Months Ended June 30, 2004
                                         -------------------------------------------
      Statement of Operations:             Reported       Adjustments      Restated
                                         ------------    ------------    -----------
                                         ------------    ------------    -----------
Net Loss                                 $  5,754,234)   $   (111,456)   $(5,865,690)
                                         ============    ============    ===========
Basic and diluted loss per share         $      (0.04)                   $     (0.04)
                                         ============    ============    ===========
Basic and diluted loss per share         $      (0.04)                   $     (0.04)

                                                         June 30, 2004
                                         -------------------------------------------
      Statement of Operations:             Reported       Adjustments      Restated
                                         ------------    ------------    -----------
                                         ------------    ------------    -----------
 Accounts payable and accrued expenses   $  3,176,820    $ (1,020,037)   $ 2,156,783
                                         ============    ============    ===========
  Advances from related parties          $          0       1,131,492    $ 1,131,492
                                         ============    ============    ===========
  Stockholders' deficit                  $ (9,726,121)       (111,456)   $(9,837,577)

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


OVERVIEW

On February 3, 2004, we completed a reverse merger (the "Exchange") pursuant to which Star Computing Limited acquired 100% of the stock of VitroCo, Inc. and VitroTech Corporation in exchange for shares of common stock representing approximately 85.7% of our common stock. Following the Exchange, and through June 30, 2004, we (1) assumed as our principal plan of operations the business of VitroCo, (2) terminated the prior operations of Star Computing, (3) changed our name from Star Computing Limited to VitroTech Corporation, (4) carried out a 4-for-1 stock split, (5) sold, for $2 million, 5,333,332 shares of our common stock (after giving effect to the stock split) and 5,333,332 common stock purchase warrants exercisable at $0.75 per share (after giving effect to the stock split), and (6) issued 2,343,333 shares of common stock for $1,757,500 pursuant to the exercise of warrants.

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

During the first half of 2004, we implemented the Plan of Operations described in our Form 10-KSB. We also devoted substantial management time and financial resources to consummation of the Exchange, capital raising efforts, investor relations programs, implementation of policies, procedures and systems designed to facilitate our functioning as a publicly held company, establishing of expanded distribution channels and evaluation of various acquisition strategies with the intent of enhancing our production and distribution capabilities. We also continued our ongoing efforts to close on the acquisition of rights relating to the Mineral on the Valley Springs Property. Pursuant to those efforts, our counsel has advised that the primary term of the agreement to acquire the Mineral on the Valley Springs Property had expired and that any party thereto could terminate the agreement. Notwithstanding the lapse of the term to close, the parties continue to pursue the transaction and we continue to believe that we will secure the rights with respect to the Valley Springs Property on the terms described in our Form 8-K/A.

All of the undertakings described above resulted in our experiencing substantially higher operating expenses and reduced focus on sales during the six months ended June 30, 2004 as compared to the same period in 2003.

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

Cost of Sales and Gross Margins. Cost of goods sold totaled $112,794 during the current period as compared to $666,154 during the same period in 2003, a decrease of 83.1%. Cost of goods sold during the current period included $61,594 of direct cost of mineral and $51,200 of processing and related costs. Cost of goods sold during the same period in 2003 included $266,885 of direct cost of mineral and $399,269 of processing and related costs. Cost of goods sold as a percentage of sales was 84.3% during the current period as compared to 37.6% in the 2003 period. The decline in cost of goods sold was attributable to the reduction in sales volume during the period. The increase in cost of goods sold as a percentage of sales was partially attributable to the payment of a higher per pound price for mineral during 2004 compared to 2003. Under the terms of our mineral purchase agreements, we paid $0.75 per pound for mineral mined and sold during 2003. During 2004, we paid $0.875 per pound for mineral. Additionally, the reduced gross margin percentage in 2004 reflects a change in the product mix and the associated cost of manufacturing the product. As a result of this change in product focus, our target gross margin percentage is 48% in future periods. For the quarter ended June 30, 2004, Cost of Goods Sold was $3,298 as compared to $375,087 for the same period ended June 30, 2003, a reduction of $371,789 or 99.12%, directly caused by the reduction in sales for the quarter.

The decrease in sales combined with the increase in our per pound cost of materials resulted in a reduction in our gross margins from $1,105,971 in the 2003 period to $20,977 during the six months ended June 30, 2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") increased to $5,125,985 in the six months ended June 30, 2004, compared with $2,942,782 in the prior year, an increase of 74.2%. The increase in SG&A is primarily attributable to costs associated with business development (consulting fees, sales staffing and travel), legal and accounting fees associated with the reverse merger, investor relations programs associated with becoming a public company and costs associated with implementation of our revised sales and marketing strategy, including investigation, due diligence and other costs associated with identification of acquisition candidates. Additionally during 2004, we began paying a royalty of $1.00 per pound of mineral sold and collected to Hi-Tech Environmental Products. Hi-Tech royalties totaled $42,740 during the quarter. For the quarter ended June 30, 2004 SG&A was $2,861,847 as compared to $1,831,190 for the same period ended June 30, 2003, an increase of $1,030,657 or 56.3%

Research and Development Expense. Research and development expense for the six months ended June 30, 2004 was $127,516, compared with $259,665 for the same period in the prior year, a decrease of 49.1%. The higher R&D expense in the prior year reflected payments to universities for product research that has been completed. For the quarter ended June 30, 2004, R&D was $83,887 as compared to $106,994 for the same period ended June 30, 2003,a reduction of $23,107 or 21.6%

Interest Expense. Interest expense decreased $361,764, or 44.8% in the first six months of 2004 compared to the same period in 2003. Notes payable totaled $7,871,659 and $9,675,604 at June 30, 2004 and 2003, respectively. The decrease in interest expense reflects the decrease in notes payable as a result of debt conversions to equity and assumption of notes for equity. For the quarter ended June 30, 2004, interest was $240,036 as compared to $430,861 for the same period ended June 30, 2003,a reduction of $190,285 or 44.3%

FINANCIAL CONDITION

Liquidity and Capital Resources. At June 30, 2004, we had a cash overdraft of $61,380 and a working capital deficit of $8,581,165 as compared to a pro forma cash balance of $303,292 and a pro forma working capital deficit of $7,515,964 at December 31, 2003.

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

      o During the six months ended June 30, 2004, we issued 5,333,332 shares in a private placement for $2,000,000, before fees of $8,194 and we issued 2,343,333 shares of common stock upon the exercise of warrants, for proceeds of $1,757,500

In order to support our operations and capital commitments through December 31, 2004, we estimate that we will require $9,500,000 from operating cash flow, infusions of additional equity or debt or other sources. Additionally, we will likely require substantial additional capital to support the acquisition component of our revised sales and marketing strategy. We are continuing in our efforts to secure the necessary capital to support our operations and our acquisition strategy. In order to facilitate our capital raising efforts we have engaged, and expect to engage in the future, investment banking firms and financial advisors to assist in the evaluation and financing of our operations and prospective acquisitions. We presently have no firm commitments from third parties to provide such financing and there can be no assurance that we will receive such financing. Should we be unable to secure needed financing we may be unable to fully implement our planned operations and acquisitions, we may be required to curtail our operations in part or in whole.

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

 The Company, in March 2004, entered into an Asset Purchase Agreement with Gitto Global Corporation ("Gitto") and its shareholders and an affiliate of Gitto pursuant to which the Company agreed to purchase certain assets used in, and comprising, Gitto's compounding division for aggregate consideration of approximately $51 million consisting of cash and assumption of certain liabilities. Completion of the purchase transaction is subject to satisfactory completion of due diligence, delivery of certain schedules, satisfaction of various terms and conditions, successful completion of an audit of Gitto's financial statements and the Company's securing financing in the full amount of the purchase price. The Agreement has been amended on multiple occasions to extend the closing date from May 31, 2004 to September 15, 2004.
 In July 2004, the Company issued and deposited in escrow 3,000,000 shares of its common stock for the benefit of Gitto in full satisfaction of its obligation to deposit $2 million pursuant to the Asset Purchase Agreement. The shares deposited in escrow were pledged to satisfy certain banking requirements of Gitto and subject to Gitto's agreement to deposit in escrow a note payable to the Company in the amount of $2.25 million to be delivered to the Company in the event the shares are not returned to the Company.

On August 27, 2004, the Company notified Gitto Global Corporation of its election to terminate the Asset Purchase Agreement pursuant to the Company's rights under the Agreement. In conjunction with the termination of the Gitto Asset Purchase Agreement, the Company made demand for the return of 3,000,000 shares of its common stock issued in escrow for the benefit of Gitto or, in the event Gitto fails to deliver the shares, the delivery of a subordinated promissory note in the amount of $2,250,000 deposited by Gitto in escrow for delivery in the event the shares are not returned.

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

Subsequent to filing our original report, our independent accountants, Stonefield Josephson, Inc., reported to management and the Audit Committee that they had not completed their review procedures with respect to the report and that certain payroll tax liabilities had not been properly accrued. Stonefield Josephson also advised management and the Audit Committee that it considered this situation to be a material weakness. In response to the report of our independent accountants, our management determined to restate our consolidated financial statements as of and for the quarter and six months ended June 30, 2004, to properly record the underaccrued payroll tax liability.

In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures with respect to proper payroll tax liability accrual and proper authorizations to be obtained and procedures to be followed in connection with filing of reports with the SEC. Subsequent to June 30, 2004, we took steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our underaccrual of payroll tax liability and inadvertent filing of the Form 10-QSB prior to completion of the outside accountant's review, including establishment of new procedures designed to avoid a recurrence, education of accounting and management personnel and increasing emphasis on process compliance. We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Sales of Unregistered Securities

 In April 2004, we issued an aggregate of 2,343,333 shares of common stock to accredited investors upon the exercise of outstanding warrants for which we received $1,757,500 in exercise proceeds.


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

ITEM 5.  OTHER INFORMATION

On August 26, 2004, Jess Rae Booth advised the Company's directors that he would be resigning as Chairman and Chief Executive Officer effective on the earlier of December 15, 2004 or the hiring of a successor Chief Executive Officer.

On August 27, 2004, the Company notified Gitto|Global Corporation of its election to terminate the Asset Purchase Agreement pursuant to the Company's rights under the Agreement. In conjunction with the termination of the Gitto Asset Purchase Agreement, the Company made demand for the return of 3,000,000 shares of its common stock issued in escrow for the benefit of Gitto or, in the event Gitto fails to deliver the shares, the delivery of a subordinated promissory note in the amount of $2,250,000 deposited by Gitto in escrow for delivery in the event the shares are not returned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

       Exhibit No.                                    Description
     --------------      --------------------------------------------------------------------------
          10.1           Asset Purchase Agreement, dated March 31, 2004,
                         between VitroTech Corporation, Gitto Global
                         Corporation, Gary Gitto, Frank Miller and Charles
                         Gitto.
          10.2           First Amendment, dated May 27, 2004, to Gitto Asset Purchase Agreement
          10.3           Second Amendment, dated July 9, 2004, to Gitto Asset Purchase Agreement
          10.4           Third Amendment, dated July 28, 2004, to Gitto Asset Purchase Agreement.
          10.5           Fourth Amendment, dated August 12, 2004, to Gitto Asset Purchase Agreement
           31.1          Section 302 Certification of CEO
          31.2           Section 302 Certification of CFO
           32            Section 906 Certifications

(b) Reports on Form 8-K

 None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 27, 2004                             VITROTECH CORPORATION

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