Form 10QSB
period 2004-09-30
VITROTECH CORP
filed 2004-12-21
CIK 1164155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to____________

                           Commission File No. 0-49692

                              VITROTECH CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                             Nevada                                           88-0504050
 ------------------------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)


                        5 Hutton Centre Drive, Suite 700
                               Santa Ana, CA 92707
                         -------------------------------
                    (Address of principal executive offices)

                                 (714) 708-4700
                            -------------------------
                           Issuer's telephone number)


    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of December 14, 2004, the Registrant had 156,336,138 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                              VITROTECH CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 Condensed Consolidated Balance Sheet September 30, 2004..............................................   3

                 Condensed Consolidated Statements of Operations for the Three and Nine Months
                  Ended September 30, 2004 and 2003...................................................................   4

                 Condensed Consolidated Statement of Stockholders' Deficit for the Nine
                  Months Ended September 30, 2004.....................................................................   5

                 Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2004 and 2003...................................................................   6

                 Notes to Condensed Consolidated Financial Statements.................................................   8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................................  21

         ITEM 3. CONTROLS AND PROCEDURES..............................................................................  29

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS....................................................................................  29

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........................................  30

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................................................  31

         ITEM 5. OTHER INFORMATION....................................................................................  31

         ITEM 6. EXHIBITS.............................................................................................  31

SIGNATURES............................................................................................................  31

CERTIFICATIONS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              VITROTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2004

ASSETS
Current assets:
  Cash                                                              $    221,030
  Accounts receivable, net of allowance
      for doubtful accounts of $430,523                                   11,673
  Cost of materials                                                    1,080,010
  Advances receivable                                                      5,000
  Prepaid expenses                                                       124,210
  Debt issue costs - current portion                                     238,752
                                                                    ------------
Total current assets                                                   1,680,675

Property and equipment, net                                              146,490
Prepaid mineral obligations - related parties                            450,938
Deposits                                                                  76,237
Debt issue costs, net of current portion                                  44,934
                                                                    ------------
Total assets                                                        $  2,399,274
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                $  2,048,530
    Advances from related parties                                      2,239,125
    Accrued interest                                                     504,711
    Accrued expenses                                                     355,190
    Capital leases payable - current portion                              15,460
    Notes payable, net of unamortized conversion costs - current
     portion                                                           6,584,659
                                                                    ------------
Total current liabilities                                             11,747,675

Capital leases payable, net of current portion                            35,146
Notes payable, net of current portion                                  1,937,000
                                                                    ------------
Total liabilities                                                     13,719,821
                                                                    ------------

Commitments and Contingencies                                                 --

Stockholders' deficit
    Common stock, $.001 par value, authorized 500,000,000 shares;
      150,953,337 shares issued and outstanding                          150,954
    Additional paid-in capital                                        20,654,940
    Accumulated deficit                                              (32,126,441)
                                                                    ------------
Total stockholders' deficit                                          (11,320,547)
                                                                    ------------
Total liabilities and stockholders' deficit                         $  2,399,274
                                                                    ============


     See accompanying notes to condensed consolidated financial statements.


                                              VITROTECH CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)
                         For the Nine and Three Months Ended September 30, 2004 and 2003



                                               NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------    ------------------------------
                                                    2004             2003             2004             2003
                                               -------------    -------------    -------------    -------------
Net Revenue                                    $      89,872    $   3,475,572    $     (43,898)   $   1,703,447

Cost of goods sold (related party)                   185,119        1,562,975           72,325          896,821
                                               -------------    -------------    -------------    -------------
Gross profit                                         (95,247)       1,912,597         (116,223)         806,626
                                               -------------    -------------    -------------    -------------
Selling, general and administrative expenses       7,381,570        4,043,656        2,255,585        1,100,874
Research and development expense                     161,903          335,662           34,387           75,997
                                               -------------    -------------    -------------    -------------
                                                   7,543,473        4,379,318        2,289,972        1,176,871
                                               -------------    -------------    -------------    -------------
Loss before other income (expense)                (7,638,720)      (2,466,721)      (2,406,195)        (370,245)
                                               -------------    -------------    -------------    -------------
Other income (expense):
 Loss on abandonment of acquisition               (2,396,236)              --       (2,396,236)              --
 Interest expense                                   (782,156)      (1,081,786)        (336,231)        (274,097)
 Debt issue costs                                   (989,094)        (261,054)        (800,954)           7,051
 Interest income                                       1,198            8,958              298              445
                                               -------------    -------------    -------------    -------------
Total other expense                               (4,166,288)      (1,333,882)      (3,533,123)        (266,601)
                                               -------------    -------------    -------------    -------------
Net loss before taxes                            (11,805,008)      (3,800,603)      (5,939,318)        (636,846)

Income taxes                                              --               --               --               --
                                               -------------    -------------    -------------    -------------
Net loss                                       $ (11,805,008)   $  (3,800,603)   $  (5,939,318)   $    (636,846)
                                               =============    =============    =============    =============
Net loss per share
   Basic and diluted                           $       (0.08)   $       (0.08)   $       (0.04)   $       (0.04)
                                               =============    =============    =============    =============
Weighted average shares outstanding
   Basic and diluted                             144,276,358       49,584,000      150,365,089       49,584,000
                                               =============    =============    =============    =============


                     See accompanying notes to condensed consolidated financial statements.


                                                        VITROTECH CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                             (Unaudited)
                                            For the Nine Months Ended September 30, 2004


                                                                COMMON STOCK           ADDITIONAL
                                                         ---------------------------     PAID-IN       ACCUMULATED
                                                            SHARES         AMOUNT        CAPITAL         DEFICIT          TOTAL
                                                         ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2003                                118,698,047   $    118,698   $ 11,396,865    $(20,321,433)   $ (8,805,870)

Issuance of common stock for
  conversion of notes payable                                 801,953            802      1,238,498              --       1,239,300

Issuance of common stock for
  acquisition of Star Computing Limited                    20,000,000         20,000        (20,000)             --              --

Net deficit of operations
  not transferred                                                  --             --       (314,623)             --        (314,623)

Issuance of common stock for cash                           5,333,332          5,333      1,994,667              --       2,000,000

Offering costs paid in cash                                        --             --         (8,194)             --          (8,194)

Issuance of common stock from
  the exercise of warrants                                  2,343,333          2,344      1,755,156              --       1,757,500

Issuance of warrants for services rendered                         --             --        160,000              --         160,000

Fair Value of shares forfeited as collateral for
business acquisition                                        3,000,000          3,000      2,247,000              --       2,250,000

Issuance of common stock as part of consideration of
loans payable                                                 650,000            650        504,350              --         505,000

Issuance of common stock in lieu of payment of
accounts payable                                              126,672            127         26,221              --          26,348

Relative fair value of warrants issued with
convertible debentures                                             --             --        478,704              --         478,704

Beneficial conversion feature from the issuance of
convertible debentures                                                                      851,296                         851,296

Contributed capital for company's common stock used by
shareholder for consideration of loan payable                                               345,000                         345,000

Net loss                                                           --             --             --     (11,805,008)    (11,805,008)
                                                         ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2004                               150,953,337   $    150,954   $ 20,654,940    $(32,126,441)   $(11,320,547)
                                                         ============   ============   ============    ============    ============

                               See accompanying notes to condensed consolidated financial statements.

                              VITROTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003


                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ----------------------------
                                                                      2004            2003
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(11,805,008)   $ (3,800,603)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation and amortization                                    37,964          57,974
       Amortization of debt service cost and debt discount            989,094               0
       Warrants issued for services rendered                          160,000               0
       Fair value of shares forfeited for business acquisition      2,250,000               0
      Change in allowance for bad debts                               219,099       1,002,400
   Change in assets and liabilities:
   (Increase) decrease in assets:
      Accounts receivable                                              26,332      (2,409,901)
      Cost of materials                                                35,370        (248,362)
      Receivables from related parties                               (132,765)       (202,692)
      Prepaid expenses                                                (78,653)        (26,260)
      Deposits                                                         24,403         (23,698)
      Change in debt issue costs                                            0        (106,266)
   Increase (decrease) in liabilities:
      Accounts payable                                              1,162,279        (424,246)
      Related parties                                                       0         510,006
      Accrued interest                                                112,048         790,387
      Accrued expenses                                                269,379           2,693
                                                                 ------------    ------------
Net cash used in operating activities                              (6,730,458)     (4,878,568)
                                                                 ------------    ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Purchases of property and equipment                                (60,099)        (84,309)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and
     exercise of warrants                                           3,749,307       1,922,093
   Proceeds from notes and loans payable                            2,265,000       4,861,166
  Proceeds from related party notes payable                         1,483,890
   Payments of notes payable related parties                         (448,563)     (1,582,470)
   Payments on capital lease obligations                              (26,716)        (20,365)
                                                                 ------------    ------------
Net cash provided by financing activities                           7,022,918       5,180,424
                                                                 ------------    ------------
Net deficit of operations not transferred                            (314,623)       (217,547)
                                                                 ------------    ------------
Net change in cash                                                    (82,262)             --
Cash, beginning of year                                               303,292             500
                                                                 ------------    ------------
Cash, end of period                                              $    221,030    $        500
                                                                 ============    ============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $    514,779    $    775,522
                                                                 ============    ============
   Cash paid for income taxes                                    $         --    $         --
                                                                 ============    ============



     See accompanying notes to condensed consolidated financial statements.

                              VITROTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Continued)


Supplemental Disclosure of non-cash investing and financing activities

Notes payable converted  to common stock.                       $1,239,300    $0

Value of common stock for acquisition of Star Computing Ltd.    $   20,000    $0

Value of common stock issued for loan consideration             $  505,000    $0

Value of common stock issued as payment for services rendered   $  160,000    $0

Value of common stock issued in lieu of payment of accounts
  payable                                                       $   26,348    $0
Value of common stock used by shareholder for consideration
  of loan payable                                               $  345,000    $0

                              VITROTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the description of business and management's plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and the financial statement information contained in the Company's Form 8-K/A, Amendment No. 2, dated February 3, 2004, as amended on May 3, 2004 as well as the Company's quarterly reports on Form 10-QSB for the quarters ended March 31, 2004 and June 30, 2004, as amended. The consolidated results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period.

Basis of presentation - The consolidated financial statements of VitroTech as of September 30, 2004 include the accounts of the Company and its wholly-owned subsidiaries VitroCo, VitroTech Delaware and VitroCo Processing Incorporated ("VitroCo Processing"). The consolidated financial statements of VitroTech as of September 30, 2003 include the accounts of a division of Hi-Tech Environmental Products, LLC that was transferred to VitroCo and the accounts of VitroTech Delaware. VitroTech Delaware was incorporated on September 10,
2003, and had only minimal operations to date. VitroCo Processing was incorporated in Nevada on March 22, 2004, and has no operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

As reflected in the accompanying financial statements, the Company has incurred significant losses, has negative cash flows from operations and negative working capital and is in default in certain notes payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, the continued operations of the Company are dependent upon the Company's ability to raise capital and generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. Management's intentions are as follows:

      o Following the Exchange through September 30, 2004, VitroTech raised approximately $5.0 million in equity capital and $2.7 million in convertible debt.

      o     Management is actively pursuing raising additional capital.

      o Reduce overhead through staff reductions, salary adjustments and other cost cutting measures.

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

O     is the primary obligor in the arrangement
O     has latitude in establishing price
O     determines the product specifications, and
O     significant changes to the product

The Company during the current period has taken back certain inventory, that was determined subsequently, based on current research and development, to be incorrect for customer usage. In order to maintain the customer relationships and to generate future sales with these same customers, management felt it was necessary to deviate from normal practices.

Cost of Materials - Cost of materials, which consists of mining, processing and transportation costs, is stated at cost. The Company incurs all costs associated with the mining, processing and transportation of the Mineral from the time the Mineral is removed from the earth through all processing and warehousing. The mineral products are shipped FOB warehouse to customers. The actual acquisition cost of the Mineral is recorded as cost of goods sold and as a payable when the product is shipped, but is not due to be paid to the affiliates until after the sale proceeds are collected from the Company's customers. Mineral inventory held for sale by the Company is, in fact, consigned raw mineral inventory owned by the Company's affiliates that has been mined, processed and transported at the Company's sole expense. The cost of the acquisition of the consigned raw mineral inventory is not recorded by the Company in the accompanying financial statements until the Company has sold the material to the customer. The Company had capitalized $1,080,010 of costs as of September 30, 2004 associated with the consigned inventory, excluding the cost of acquisition of the Mineral. The amount of costs above that are associated with finished goods totaled $917,585 as of September 30, 2004. The remaining costs were associated with "in process" inventory.

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of three to seven years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables. At times, the Company's cash account balances may be in excess of the maximum amount insured by the FDIC. Five customers accounted for approximately 86% of sales for the nine months ended September 30, 2004. Three customers accounted for approximately 90% of accounts receivable at September 30, 2003.

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

Stock Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for options granted to employees under the Company's stock option plan.

Pro Forma Information for Stock Options Issued to Employees

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value on the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation for employees. The Company uses the fair value method for options granted to non-employees.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the fiscal quarters and nine months ended September 30, 2004 and 2003:


                                                                           QUARTER ENDED        QUARTER ENDED
                                                                        SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                                       -------------------    -------------------
Net loss attributable to common shareholders, as reported              $        (5,939,318)   $          (636,846)
Stock compensation calculated under APB 25                                              --                     --
Stock compensation calculated under SFAS 123                                       (52,716)                    --
                                                                       -------------------    -------------------
Pro forma net loss attributable to common shareholders                 $        (5,992,034)   $          (636,846)
                                                                       ===================    ===================
Net loss per share available to common shareholders - basic and diluted
     As reported                                                       $             (0.04)   $             (0.04)
                                                                       ===================    ===================
     Pro forma                                                         $             (0.04)   $             (0.04)
                                                                       ===================    ===================


                                                                         NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                                       -------------------    -------------------
Net loss attributable to common shareholders, as reported              $       (11,805,008)   $        (3,800,603)
Stock compensation calculated under APB 25                                              --                     --
Stock compensation calculated under SFAS 123                                      (452,728)                    --
                                                                       -------------------    -------------------
Pro forma net loss attributable to common shareholders                 $       (12,257,736)   $        (3,800,603)
                                                                       ===================    ===================

Net loss per share available to common shareholders - basic and diluted
     As reported                                                       $             (0.08)   $             (0.08)
                                                                       ===================    ===================
     Pro forma                                                         $             (0.09)   $             (0.08)
                                                                       ===================    ===================


Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions: average risk free interest rate of 4.25% for 2004; dividend yield of 0.0% for 2004; average volatility factor of the expected market price of the Company's common stock of 100% for 2004; and an expected life of 10 years or 3 years for 2004. There were no options or warrants outstanding during the periods ended September 30, 2003 that would require SFAS 123 disclosure or calculation.

 The Black-Scholes option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

Basic and Diluted Loss Per Share - The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2004 and 2003, the outstanding number of potentially dilutive common shares totaled approximately 26,673,000 and 0 shares, respectively. The amount at September 30, 2004 consisted of 18,150,000 warrants, 510,000 options and approximately 7,648,000 shares that could be issued under convertible debt. However, as the Company has net losses, their effect is anti-dilutive and has not been included in the diluted weighted average earnings per share as shown on the Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation S-X in periods ending after March 31, 2004, and for registrants who file under Regulation S-B, in periods ending after December 31, 2004. The Company has relationships with various LLC's, that are related parties, that were established prior to 2003. The Company completed the process of evaluating if these entities are Variable Interest Entities in accordance with this pronouncement and has concluded that the evaluated entities are not variable interest entities and that the Company is in compliance with the provisions of FIN 46.

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

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

3.    PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 consisted of the following:

      Machinery and equipment                        $ 130,227
      Computer equipment                               119,024
      Office equipment                                  57,521
                                                     ---------
                                                       306,772
      Accumulated depreciation                        (160,282)
                                                     ---------
                                                     $ 146,490
                                                     =========

4.    PURCHASE COMMITMENTS - RELATED PARTIES

The Company has entered into purchase agreements with Enviro Investment Group, LLC ("EIG"), Red Rock Canyon Mineral, LLC ("Red Rock") and Valley Springs Mineral, LLC ("Valley Springs"), (all "Affiliated Mineral Entities"). The Affiliated Mineral Entities have common owners with the Company and are managed by a former officer and director of the Company.

The EIG agreement provides for the purchase of all of the Mineral owned by EIG. This agreement expires on March 31, 2017 and establishes minimum annual purchase requirements by the Company at certain prices per pound. The agreement was amended to require a minimum purchase amount by the Company of $125,000 per year, from January 1, 2003 through the term of the original agreement. The Agreement was further amended to provide, in lieu of a price per pound, for Mineral payments in an amount equal to ten percent of the sales price of Mineral sold. See "Note 13. Subsequent Events." The agreement states that the Company is responsible for all costs associated with removing the Mineral from the property, as well as all costs related to processing and transportation of the Mineral. Pursuant to the terms of the EIG Mining Agreement, the Company may not sell or distribute products that are competitive with the Mineral, other than Mineral from the Red Rock Canyon Property, the Valley Springs Property or a property under common ownership with EIG or those properties, until such time as the Company has purchased and paid for at least 75% of the Mineral located on the EIG Property. Additionally, pursuant to the EIG Mining Agreement, the Company granted EIG a non-terminable worldwide, non-exclusive royalty fee and paid up perpetual license to utilize all of the Company's technologies relating to the Minerals from and after a default by the Company under the EIG Mining Agreement or the termination, for any reason, of the EIG Mining Agreement.

As of September 30, 2004, the Company owed EIG $676,698, all of which relates to the purchase obligation. This amount includes the cost of Mineral sold to customers but not yet paid for and the increased Mineral purchase payment due when the customer's payment is received. Interest is not charged on this obligation. Purchases from EIG were $24,837 and $242,372 for the nine months ended September 30, 2004 and 2003, respectively.

Under the Red Rock Canyon Mining Agreement, as amended, the Company is obligated to pay to Red Rock ten percent of the sales price of Mineral excavated and sold from the Red Rock Canyon Property and is subject to cumulative minimum purchase requirements. Both the payment and the minimum purchase requirements with respect to the Red Rock Canyon Property are identical to the EIG Property. However, any Mineral purchased from any Affiliated Mineral Entity shall be credited against the minimum purchase requirement. The Red Rock Canyon Mining Agreement includes non-compete and license provisions identical to those pertaining to the EIG Property. The Company is also obligated to advance to Red Rock all amounts necessary to secure the rights relative to the Red Rock Property, all of which amounts will be treated as advances against Mineral payment obligations. As of September 30, 2004, the Company has no amounts due under this Agreement.

Under the Valley Springs Mining Agreement, as amended, the Company is obligated to pay to Valley Springs ten percent of the sales price of Mineral excavated and sold from the Valley Springs Property and is subject to cumulative minimum purchase requirements. Both the payment and the minimum purchase requirements with respect to the Valley Springs Property are identical to the requirements established for the EIG Property. However, any Mineral purchased from any Affiliated Mineral Entity shall be credited against the minimum purchase requirement. The Valley Springs Mining Agreement includes non-compete and license provisions identical to those pertaining to the EIG Property. The Company is also obligated to advance to Valley Springs all amounts necessary to secure the rights relative to the Valley Springs Property (including the payments to the land owners). Amounts paid to the landowner of the Valley Springs Property are in addition to amounts payable to Valley Springs and are not credited against Mineral payment obligations. Under this provision no amount has been paid to date.

The Valley Springs Property has not previously been mined but is zoned for mining. The Company is processing the Valley Springs property for the owners to obtain mining permits. There is no guaranty that the Company will be successful in obtaining mining entitlements. Closing on the acquisition of mining rights to the Valley Springs property from the present landowner has not, as of September 30, 2004, occurred and the Company continues to evaluate the physical properties of the Valley Springs deposit as well as the financial terms associated with the Valley Springs Property.

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

The Company does not have title or risk of loss on the cost of Minerals that are consigned by the Affiliated Mineral Entities.

5.    NOTES PAYABLE

Notes payable at September 30, 2004 consisted of the following:

      9/1/99 Notes             $   608,428
      3/19/01 Notes              1,659,187
      4/22/02 Notes              2,967,044
      2/24/03 Notes              1,937,000
      Other notes payable          850,000
      Convertible debentures     1,840,000
      Less: Discounts           (1,340,000)
                               -----------
                                 8,521,659
      Less: current portion      6,584,659
                               -----------
      Non-current portion      $ 1,937,000
                               ===========

Notes payable mature as follows:

      2004                     $ 6,584,659
      2005                       1,937,000
                               -----------
      Total                    $ 8,521,659
                               ===========

9/1/99 Notes

In September 1999, Hi-Tech initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. The original maturity date of these notes was December 31, 2001. The Company assumed all amounts owing on those notes in connection with the Exchange. The balance in the amount of $608,428 of these notes was due and payable at December 31, 2002, for which the Company is in default. The Company is required to make ongoing interest payments under the same terms and conditions as the original $5,000,000 private offering. No formal demand has been made by the note holders and all note holders have continued to receive interest payments. The notes also provide for contingent interest equal to $0.15 per pound on the first one billion pounds of the Company's products sold and collected. The contingent interest will be shared pro rata by the total notes issued and shall be paid quarterly in arrears. As of September 30, 2004, approximately $30,000 of accrued interest was due and payable, for which the Company was in default.

3/19/01 Notes

In March 2001, Hi-Tech initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. Accrued interest in the amount of $279,354 that was due on December 31, 2002 was converted to principal. The Company assumed all amounts owing on those notes in connection with the Exchange. The notes matured on December 31, 2003, but were extended at the Company's option to December 31, 2004. The notes also provide for contingent interest equal to $0.10 per pound on the first five hundred million pounds of the Company's products sold and collected. The contingent interest will be shared pro rata by the total notes issued and shall be paid quarterly in arrears. As of September 30, 2004, approximately $80,000 of accrued interest was due and payable, for which the Company was in default.

4/22/02 Notes

In April 2002, Hi-Tech initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. During 2002, $1,448,044 of notes were issued. The offering concluded in February 2003 after an additional $1,519,000 of notes were issued, for a total amount raised of $2,967,044. The Company assumed all amounts owing on those notes in connection with the Exchange. The notes mature on December 31, 2004 but may be extended by the Company to December 31, 2005. The notes also provide for contingent interest equal to $0.07 per pound on the first five hundred million pounds of the Company's products sold and collected. The contingent interest will be shared prorata by the total notes issued and shall be paid quarterly in arrears. As of September 30, 2004, approximately $150,000 of accrued interest was due and payable, for which the Company was in default.

2/24/03 Notes

In February 2003, Hi-Tech initiated a $5,000,000 private offering of promissory notes with an interest rate of 10% per annum. During 2003, $1,542,000 of notes were issued. During the nine months ended September 30, 2004, Hi-Tech issued $395,000 of additional notes, and received $357,300 in cash, net of offering costs of $37,700. The Company assumed all amounts owing on those notes in connection with the Exchange. The notes mature on December 31, 2005 but may be extended by the Company to December 31, 2006. The notes also provide for contingent interest equal to $0.07 per pound on the first five hundred million pounds of the Company's products sold and collected. The contingent interest will be shared prorata by the total notes issued and shall be paid quarterly in arrears. As of September 30, 2004, approximately $100,000 of accrued interest was due and payable, for which the Company was in default. These notes can be extended twelve months at the Company's option if any accrued interest through the fourth quarter of 2005 is paid by November 30, 2005

Other Notes Payable

Pursuant to the Exchange, the Company assumed from Hi-Tech notes payable to others, aggregating $700,000, with an interest rate of 10%, plus contingent interest based on product sales, due December 31, 2004.

In June 2004, the Company was advanced $150,000 by a private party and as part of the transaction, Jess Rae Booth, former CEO of the Company, transferred 300,000 shares of stock from his personal account as consideration. The value of the shares issued totaled $345,000, the fair market value of the common stock of the company on the date of the transaction. The company has accounted for this transaction as contributed capital by the shareholder. The note bears no interest and at September 30, 2004 was due and payable. Imputed interest was calculated at a rate of 6.5% and accrued for at September 30, 2004.

Convertible Debentures

In August 2004, the Company issued a convertible note payable in the amount of $250,000, with an interest rate of 10% due August 12, 2005. As part of the consideration for the loan, the Company issued 25,000 shares of stock. The value of the shares issued totaled $10,250, the fair market value of the common stock of the company on the date of the transaction. The note is convertible into common stock, at the holder's option, at $0.25 per share. The market value of the common stock of the company at date of issuance was $0.41. The beneficial conversion feature was valued at $160,000. At September 30, 2004, the unamortized balance of the beneficial conversion feature was $133,333

In July 2004, the Company entered into a convertible debenture agreement for receipt of $300,000. As part of the transaction, the Company issued 525,000 shares to the note holder. The note calls for an interest rate of 8% per annum, with all interest and principal due October 12, 2004. The note is convertible into common stock, at the holder's option, at $1.50 per share subject to the right of the holder to convert at $0.10 per share if the note is in default. The market value of the common stock of the company at date of issuance was $0.75. The note is presently due and payable. The Company is attempting to negotiate an extension of the maturity date of the note. Due to the conversion price reset to $0.10 per share, a beneficial conversion feature of $300,000 will be recorded on October 12, 2004, the date of default.

In July 2004, the Company entered into convertible debenture agreements for receipt of $250,000. The note calls for an interest rate of 12% per annum, with all interest and principal due December 29, 2004. As part of the transaction, 100,000 shares of stock were issued. The note is convertible into common stock, at the holder's option, at the lower of $1.00 per share or the price of subsequent equity offerings which is determined to be $0.20. This was based upon a subsequent issuance of warrants and it was set to the new conversion price. The market value of the common stock of the company at date of issuance was $1.03. The beneficial conversion feature was revalued at $250,000. At September 30, 2004, the unamortized balance of the beneficial conversion feature was $166,667.

In September 2004, the Company received a $70,000 convertible loan and, as part of the transaction, issued 1,400,000 warrants. The loan has no stated interest rate, matures on September 27, 2005 and is convertible into common stock at five cents per share. The warrants issued in conjunction with the loan are exercisable for a period of three years at five cents per share. The market value of the common stock of the company at date of issuance was $0.26. The proceeds were allocated first to the warrants based on their relative fair value, which totaled approximately $57,390 using Black-Scholes option pricing model. The remainder of approximately $12,610 was allocated to the beneficial conversion feature. The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the equity conversion features exceeded the face value of the convertible loan. As a result, the loan was fully discounted and the discount was recorded as additional paid-in capital. The discount will be amortized using the effective interest rate method over one year resulting in an effective interest rate in excess of 100%. Upon conversion of the debt, any unamortized debt issue costs will be charged to expense.

In September 2004, the Company entered into a letter agreement establishing a $3,000,000 convertible revolving line of credit facility (the "Credit Facility") and received an initial advance under the Credit Facility of $970,000. Amounts borrowed under the Credit Facility bear interest at 10% per annum and are repayable on September 29, 2005. Pursuant to the terms of the Credit Facility, the Company paid a commitment fee of $120,000, which amount was advanced by the Lender under the Credit Facility. So the commitment fee, charged against the loan, will be expensed over the life of the loan. Also, the Company issued 14,000,000 warrants exercisable over three years to purchase shares at $0.20 per share, representing a 30% discount to the weighted average market price of the Company's common stock over the ten day period preceding the first draw under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company's assets. All amounts owing under the Credit Facility are convertible, at the lender's option, into shares of common stock of the Company at a price of $0.20 per share. The market value of the common stock of the company at date of issuance was $0.30. The proceeds were allocated first to the warrants based on their relative fair value, which totaled approximately $428,686 using Black-Scholes option pricing model. The remainder of $421,314 was allocated to the beneficial conversion feature. At September 30, 2004, the unamortized balance of the discount was $850,000. The discount attributable to the value of the warrants as calculated using the Black-Scholes pricing model and the value of the equity conversion features exceeded the face value of the convertible notes. As a result, the notes were fully discounted and the discount was recorded as additional paid-in capital. The discount will be amortized using the effective interest rate method over one year resulting in an effective interest rate in excess of 100%. Upon conversion of the debt, any unamortized debt discount will be charged to expense.

6.    ADVANCES FROM RELATED PARTIES

As of September 30, 2004, the Company had advances from, and payables to, related parties in the amount of $2,239,125. This amount is comprised of advances of $100,000 from John Keller, $856,000 from Elgin Investments, $321,141 from Hi-Tech and $285,286 from Jess Rae Booth and $676,698 owing to EIG relating to mineral purchase obligations. All advances and payables are unsecured and there are no terms for repayment. Imputed interest of $72,475 has been accrued for the current period based on an average interest rate of 6.5%.

7.    PREPAID MINERAL EXPENSES ADVANCED TO RELATED PARTY

At September 30, 2004, the Company had advanced certain mine expenses on behalf of Valley Springs Mineral, LLC and Red Rock Canyon, LLC totaling $450,938. The advances receivable relate to expenses paid on behalf of the entities. The advances are offset against royalties required to be paid in the future.

8.    COMMON STOCK

During the nine months ended September 30, 2004, the Company issued the following shares of common stock. The value of each share issuance was determined using the closing price of the common stock of the company on the date of issuance.

      o     801,953 shares for conversion of $1,239,300 of notes payable.
      o     20,000,000 shares for acquisition of Star Computing Limited.
      o 5,333,332 shares in a private placement for $2,000,000, before fees of $8,194.
      o     2,343,333 shares upon exercise of warrants totaling $1,757,500.
      o     3,000,000   shares  into  escrow  in  regards  to  the  Gitto/Global
            acquisition. See Note 12.
      o     650,000  shares  as  additional   consideration  of  loans  totaling
            $505,000.
      o 126,672 shares in lieu of payment of services in the amount of $26,348.

In June 2004, the Company adopted the 2004 Consultant Stock Plan (the "Consultant Stock Plan") under which 2,000,000 shares of common stock were reserved for issuance to pay for certain eligible services as defined in the plan. All shares reserved for issuance pursuant to the Consultant Stock Plan were covered by a Form S-8 registration statement. The 126,672 shares issued in payment of services were issued pursuant to the Consultant Stock Plan.

9.    WARRANTS

During February 2004, the Company completed a private placement of 5,333,332 shares of common stock at a price of $0.375 per share for $2 million. The Company also issued to the investors warrants to purchase an aggregate of 5,333,332 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable at any time until February 11, 2009. 2,343,333 of the warrants were exercised in March and April, 2004.

In April 2004, the Company issued to a financial advisor 125,000 warrants, exercisable for five years, to purchase shares of the Company's common stock at $1.54 per share. The Company has accounted for the issuance of these warrants using the fair value method pursuant to SFAS 123 using the Black-Scholes option pricing model. The fair value of $160,000 which was expensed for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: risk-free interest rate of 4.25%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 100%; and a weighted average expected life of the option of 5 years.


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the warrants.

At September  30,  2004,  a  total  of  18,515,000   warrants  were
outstanding. Of this amount 2,990,000 warrants have an exercise price of $0.75. 125,000 have an exercise price of $1.54. 1,250,000 have an exercise price of $0.25 and 2,000,000 have an exercise price of $0.20. The fair value weighted average of the exercise price at date of grant is $0. The weighted average exercise price for all outstanding warrants as of September 30, 2004 is $0.30 and the weighted average remaining contractual life of warrants outstanding is 3.5 years.

The table below summarizes warrants outstanding as of September 30, 2004:

      WARRANTS OUTSTANDING AT DECEMBER 31, 2003         WEIGHTED AVERAGE
                                                         EXERCISE PRICE
                                                        ---------------
      Granted                          20,858,333       $          0.35
      Exercised                        (2,343,333)      $          0.75
      Cancelled                                --                    --
                                                        ---------------
      Warrants outstanding and
       exercisable at
       September 30, 2004              18,515,000       $          0.30
                                                        ===============

10.   STOCK OPTIONS

In April 2004, the Company's board of directors adopted the VitroTech Corporation 2004 Stock Option Plan (the "Plan"). The Plan was approved by written consent of shareholders in April 2004. The Plan provides for options to be issued to employees, directors and consultants. The exercise price of the options granted under the Plan shall be equal to or exceed 100% of the fair market value of the shares at the date of grant.

A total of 14,483,333 shares are reserved for issuance under the Plan subject to automatic annual adjustments. During the nine months ended September 30, 2004, upon recommendation of the Company's Compensation Committee, 560,000 options were granted at prices ranging from $0.27 to $1.58 and 50,000 options expired. The fair value weighted average of the exercise price at date of grant is $0.98. At the date of grant none of the exercise price was below market value. Of the total options granted, 60,000 options were granted to a non-employee. Based on the fair value method, the value of the option was determined to be $14,714 using the Black-Scholes method at the date of grant based on the following assumptions: average risk free interest rate of 4.25%; dividend yield of 0.0; average volatility factor of the expected market price of the Company's common stock of 100% and an expected life of 10 years. At September 30, 2004, a total of 510,000 options were outstanding. Of this amount 240,000 options have an exercise price of $1.58. 60,000 have an exercise price of $1.02. 160,000 have an exercise price of $0.27. 50,000 options expired during the period with an exercise price of $1.58. 50,000 options are not exercisable at September 30, 2004.The weighted average exercise price for all outstanding option as of September 30, 2004 is $0.98 and the weighted average remaining contractual life of options outstanding is 9.5 years.

11.   COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into purchase commitments for the Mineral. These commitments are described in NOTE 4 - PURCHASE COMMITMENTS - RELATED PARTIES.

The Company leases its office facilities under an operating lease that expires in 2010. The Company leases warehouse facilities under a sublease that expires in 2005.

The Company is also party to an employment agreement with its Chief Financial Officer that runs through December 31, 2004, and is "at will" thereafter. Pursuant to the employment agreement, the CFO receives an annual salary of $165,000 and was granted 50,000 stock options exercisable at $0.39 per share.

The Company's former CEO has asserted certain claims to pay in connection with his termination. Further, the former CEO has requested repayment of amounts advanced to the Company and reimbursement of certain costs incurred in connection with providing funding to the Company. Amounts requested by the former CEO relative to his employment total $77,347 and amounts requested relative to advances provided by the former CEO total $285,286. Additionally, the former CEO is seeking the issuance of 200,000 shares of common stock in connection with the funding he provided. The Board of Directors has approved the issuance of the shares and will value them at $0.18, the market value on the date of approval.

In September 2004, Glenn Easterbrook was appointed interim Chief Executive Officer. Mr. Easterbrook serves as interim CEO pursuant to an oral "at will" contract at a salary of $150,000 and was granted 100,000 stock options exercisable at $0.27 per share.

In October 2004, the Company's board of directors approved, and each director agreed to accept, the issuance of common stock in payment of accrued, and future, fees payable to directors, excluding out-of-pocket expenses. Shares are issuable based on the closing price of the Company's common stock on the date fees are earned. Accrued director fees at September 30, 2004 totaling $88,625 will be settled through the issuance of 228,281 shares of stock. The amount of shares was determined by using the market value of the shares on the day the amounts were incurred.

Legal Proceedings

On June 7, 2004, the Company was named as a defendant in a Third Party Complaint filed by Rhe-Tech, Inc. in the U.S. District Court for the Eastern District of Michigan. The third party complaint arose out of a Complaint filed in March 2004 by MIC Specialty Chemicals, Inc. and Mitsubishi International Corporation against Rhe-Tech and other parties pursuant to which Mitsubushi is seeking to recover $450,000 in damages for Rhe-Tech's failure to make payment on a credit line extended by Mitsubishi to purchase certain products from VitroTech.

Rhe-Tech alleged in the Third Party Complaint that the Company and its distributor, Pivot Molloy, Inc., failed to honor an agreement to assist Rhe-Tech in obtaining customers to purchase products manufactured using Vitrolite. Rhe-Tech is seeking damages in the amount of any judgment awarded against it on behalf of Mitsubishi together with the costs Rhe-Tech incurred processing Vitrolite it purchased.

Rhe-Tech also filed a Counterclaim against Mitsubishi and Mitsubishi filed a Crossclaim against the Company and Pivot Molloy seeking indemnification for any liability Mitsubishi may have to Rhe-Tech on its Counterclaim.

The Company has filed an Answer generally denying the claims of Rhe-Tech's Third Party Complaint and Mitsubishi's Crossclaim. The Company believes the claims asserted by Rhe-Tech and Mitsubishi against the Company are without merit and intends to vigorously contest those claims.

12.   PROPOSED ACQUISITIONS

Gitto|Global Compounding Operations

The Company, in March 2004, entered into an Asset Purchase Agreement with Gitto Global Corporation ("Gitto") and its shareholders and an affiliate of Gitto pursuant to which the Company agreed to purchase certain assets used in, and comprising, Gitto's compounding division for aggregate consideration of approximately $51 million consisting of cash and assumption of certain liabilities. Completion of the purchase transaction was subject to satisfactory completion of due diligence, delivery of certain schedules, satisfaction of various terms and conditions, successful completion of an audit of Gitto's financial statements and the Company's securing financing in the full amount of the purchase price. The Agreement was amended on multiple occasions to extend the closing date from May 31, 2004 to September 15, 2004.

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

On August 27, 2004, the Company notified Gitto of its election to terminate the Asset Purchase Agreement pursuant to the Company's rights under the Agreement.

Following termination of the proposed acquisition of the compounding operations of Gitto, Gitto filed for Chapter 11 Bankruptcy protection. The Company has made demand on the bankruptcy estate of Gitto for the return of approximately 1,529,159 pounds of Vitrolite held by Gitto pursuant to the terms of a consignment arrangement. To date, the bankruptcy estate has not responded to the Company's demand for return of the inventory. It is the position of the Company that all of the inventory of Vitrolite held by the Gitto bankruptcy estate is the property of the Company and that, pursuant to the terms of the consignment agreement, the estate is obligated to return the same to the Company. The Company intends to pursue its claim to the inventory through the Gitto bankruptcy.

The full value of the Vitrolite held by Gitto, as reflected on the Company's books, approximately $146,236, has been reserved against as a write down of inventory during the quarter ended September 30, 2004 and is reflected in loss on abandonment of acquisition during the period.

Also, following the termination of the Gitto acquisition, the Company made demand on counsel to Gitto, in his capacity as escrow agent, to deliver to the Company a subordinated promissory note in the amount of $2,250,000 deposited by Gitto with the escrow agent as consideration for the issuance of 3,000,000 shares of VitroTech common stock provided as a financial accommodation to Gitto. To date, the escrow agent has not responded to the Company's demand for delivery of the promissory note. It is the position of the Company that the promissory note held by the escrow agent is the property of the Company and that, pursuant to the terms of the escrow, the escrow agent is obligated to deliver the same to the Company. The Company intends to pursue its claim to the promissory note through the Gitto bankruptcy and, if necessary, through direct action against the escrow agent.

The full value of the promissory note held in escrow, in the amount of $2,250,000, is reflected on the balance sheet at September 30, 2004 as $0 after giving effect to a reserve for bad debts in the full amount of the note and is reflected in loss on abandonment of acquisition during the period.

Indian Hill Processing Facility

In April 2004, The Company entered into an agreement to acquire from Indian Hill Processing, LLC, the Indian Hill Processing Facility for $864,000, of which $464,000 was payable at closing with the balance accruing interest at 10% per annum and payable in monthly payment of $30,000 subject to acceleration in the event of receipt of funding to the pay the balance. Commencement of operation of the Indian Hill Processing Facility would require the purchase and installation of processing equipment at an estimated cost of $1,250,000.

On November 11, 2004, the Company and Indian Hill Processing mutually agreed to terminate the proposed acquisition and installation of equipment and commencement of operation of the Indian Hill Processing Facility. There was no write off of an acquisition cost as nothing was paid or accrued at that date.

13.   SUBSEQUENT EVENTS

Following September 30, 2004, in conjunction with the termination of the Company's prior Chairman and Chief Executive Officer, the Company commenced a review of all aspects of its operations with the goal of accelerating and increasing sales and reducing overhead. Pursuant to those efforts, the Company laid off selected employees, undertook to reduce its executive office space leased through efforts to sublet a portion of its existing space and revised salary structures of its sales staff and other employees, among other cost control measures.

Effective   October  1,  2004,  the  Company   entered  into  a  Settlement  and
Modification Agreement (the "Mine Amendment Agreement") with the Affiliated Mineral Entities and Hi-Tech. Pursuant to the terms of the Mine Amendment Agreement, each of the Affiliated Mineral Entities agreed to eliminate the fixed payment per pound obligation for Mineral extracted and mined from the properties controlled by those entities and, in lieu thereof, agreed to a payment equal to ten percent of the sales price of Mineral excavated and sold by the Company. Hi-Tech agreed to reduce its royalty payment with respect to Mineral excavated and sold from the properties controlled by the Affiliated Mineral Entities to five percent of the sales price of all Mineral sold. Additionally, each of the Affiliated Mineral Entities agreed to amend the minimum purchase requirements to eliminate any minimum purchase requirements through 2005 and, commencing in 2006, to require minimum purchases in an amount equal to the greatest amount purchased in any prior year. The Mine Amendment Agreement did not relieve the Company of any mineral payment obligations accrued as of the date of the Mine Amendment Agreement. As consideration for the reductions in the Mineral payments to Hi-Tech and the Affiliated Mineral Entities, the Company agreed to issue 5,000,000 shares of its common stock on January 3, 2005 and an aggregate of 12,107,657 shares commencing in 2007 based on a formula taking into account a discount to the amount of Mineral payments foregone as a result of the amendment and the price of the Company's common stock at each year end.

In October 2004, the Company issued 2,083,333 shares of common stock and 1,250,000 warrants to a single investor for $250,000. The shares will be valued at $0.17 the market price on the date of receipt of funds. The warrants are exercisable for three years at a price of $0.25 per share. The Company will account for the issuance of these warrants using the Black-Scholes option pricing model. The fair value of $119,497 will be recorded for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: risk-free interest rate of 4.25% dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 100%; and a weighted average expected life of the option of 3 years.

In November 2004, the Credit Facility was amended and the Company received an additional advance under the Credit Facility of $250,000. In conjunction with that advance and the waiver of conditions to draw additional funds under the Credit Facility, the Company issued 2,000,000 shares of common stock to the lender. The shares will be valued at $0.17 per share, the market price on the date of receipt of funds

Additionally, in November 2004, the Credit Facility was amended and the Company received an additional advance under the Credit Facility of $500,000. Pursuant to the terms of that advance, the Company granted to an affiliate of the lender the right to put to the Company 7,666,666 shares of common stock for $3 million. The put option expires on the earlier of (1) 180 days from its creation or (2) receipt by the Company, from sources other than the lender and its affiliates, of not less than $2 million of financing, provided that at least $1 million of such financing is received within 45 days. In conjunction with that advance, the Company agreed to issue 15,000,000 shares of common stock to the lender should the lender's affiliate determine not to exercise, or should the lender's affiliate be unable to exercise, the put option.

The put option granted to the lender's affiliate pursuant to the November 2004 advance is subject to (1) the lender's providing additional financing under the Credit Facility to fund the full exercise price, and (2) delivery by the lender's affiliate of a legal opinion satisfactory to the Company and its counsel indicating that the exercise of the put does not violate the provisions of Nevada Revised Statutes 78.288. NRS 78.288 prohibits corporations from making distributions with respect to shares if the corporation's total liabilities exceed its assets or would exceed its assets as a result of the distribution. The Company has evaluated the classification of the put option under the provisions of SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 provides that certain financial instruments be classified as liabilities, including (1) manditorily redeemable shares, (2) certain free standing financial instruments that embody an obligation to repurchase the issuer's equity securities, and (3) certain financial instruments, or than shares, that embody a conditional obligation to be settled through the issuance of a variable number of equity securities. The Company has determined that the exercise of the put option would constitute a "distribution" for purposes of NRS 78.288. Further, the Company has determined that its liabilities exceeded its assets by more than $11 million at September 30, 2004 and, as a result thereof, exercise of the put option would violate the provisions of NRS 78.288. As the Company has determined that there is no reasonable likelihood that the put option could be exercised in compliance with NRS 78.288, the Company has determined that the put option does not require the recording of a liability under SFAS 150. The Company will evaluate the put option on each balance sheet date in accordance with SFAS 150 and, if it is determined that there is a reasonable likelihood that the put option could be exercised in compliance with Nevada law, will record a liability with respect to such put option.

Subsequent to September 30, 2004, The Company issued an additional 1,199,468 shares of common stock under our Consultant Share Plan in settlement of $211,857 owed to various service providers. Shares issued in settlement of amounts owed to service providers were issued based on negotiated discounts to the market price of our common stock on the date of issuance. Discounts ranged from 0% to 20% resulting in effective share prices of between $0.14 and $0.20.

In October 2004, the Company agreed to issue 100,000 shares to a lender as consideration for extending its note payable of $150,000 from September 30, 2004 to December 30, 2004. The shares will be valued at $0.18 per share, the market value on the date of agreement.

In November 2004, The Company entered into a lease agreement with Indian Hill Processing LLC to lease the Indian Hill Processing Facility for inventory warehousing commencing January 2005. The lease expires December 31, 2005 and provides for rental payments of $4,000 per month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB quarterly report of VitroTech Corporation (the "Company") for the nine months ended September 30, 2004, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2003 and the financial statements filed with the Company's Form 8-K/A, Amendment No. 2, dated February 3, 2004, as amended May 3, 2004, as well as the Company's quarterly reports on Form 10-QSB for the quarters ended March 31, 2004 and June 30, 2004, as amended.

OVERVIEW

On February 3, 2004, The Company completed a reverse merger (the "Exchange") pursuant to which Star Computing Limited acquired 100% of the stock of VitroCo, Inc. and VitroTech Corporation in exchange for shares of common stock representing approximately 85.7% of our common stock. Following the Exchange we assumed as our principal plan of operations the business of VitroCo, terminated the prior operations of Star Computing, changed our name from Star Computing Limited to VitroTech Corporation, carried out a 4-for-1 stock split, appointed additional officers and directors, undertook efforts to raise capital to support our operations and undertook efforts with regard to selected strategic acquisitions.

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

During the first nine months of 2004, we implemented the Plan of Operations described in our Form 10-KSB. We also devoted substantial management time and financial resources to consummation of the Exchange, capital raising efforts, investor relations programs, implementation of policies, procedures and systems designed to facilitate our functioning as a publicly held company, establishing of expanded distribution channels and evaluation of various acquisition strategies with the intent of enhancing our production and distribution capabilities. We also continued our ongoing efforts to close on the acquisition of rights relating to the Mineral on the Valley Springs Property.

In March 2004, we entered into an Asset Purchase Agreement with Gitto Global Corporation ("Gitto") and its shareholders and an affiliate of Gitto pursuant to which we agreed to purchase certain assets used in, and comprising, Gitto's compounding division for aggregate consideration of approximately $51 million consisting of cash and assumption of certain liabilities. Completion of the purchase transaction was subject to satisfactory completion of due diligence, delivery of certain schedules, satisfaction of various terms and conditions, successful completion of an audit of Gitto's financial statements and our securing financing in the full amount of the purchase price. The Agreement was amended on multiple occasions to extend the closing date from May 31, 2004 to September 15, 2004.

In July 2004, we issued and deposited in escrow 3,000,000 shares of common stock for the benefit of Gitto in full satisfaction of our obligation to deposit $2 million pursuant to the Asset Purchase Agreement. The shares deposited in escrow were pledged to satisfy certain banking requirements of Gitto and subject to Gitto's agreement to deposit in escrow a note payable to us in the amount of $2.25 million to be delivered to us in the event the shares are not returned.

On August 27, 2004, we notified Gitto of our election to terminate the Asset Purchase Agreement.

Following termination of the proposed acquisition of the compounding operations of Gitto, Gitto filed for Chapter 11 Bankruptcy protection. We have made demand on the bankruptcy estate of Gitto for the return of approximately 1,529,159 pounds of Vitrolite held by Gitto pursuant to the terms of a consignment arrangement. To date, the bankruptcy estate has not responded to our demand for return of the inventory. It is our position that all of the inventory of Vitrolite held by the Gitto bankruptcy estate is our property and that, pursuant to the terms of the consignment agreement, the estate is obligated to return the same. We intend to pursue our claim to the inventory through the Gitto bankruptcy.

The full value of the Vitrolite held by Gitto, as reflected on our books, approximately $146,236, has been reserved against as a write down of inventory during the quarter ended September 30, 2004 and is reflected in loss on abandonment of acquisition during the period.

Also, following the termination of the Gitto acquisition, we made demand on counsel to Gitto, in his capacity as escrow agent, to deliver the subordinated promissory note in the amount of $2,250,000 deposited by Gitto with the escrow agent as consideration for the issuance of 3,000,000 shares of common stock provided as a financial accommodation to Gitto. To date, the escrow agent has not responded to our demand for delivery of the promissory note. It is our position that the promissory note held by the escrow agent is our property and that, pursuant to the terms of the escrow, the escrow agent is obligated to deliver the same. We intend to pursue our claim to the promissory note through the Gitto bankruptcy and, if necessary, through direct action against the escrow agent.

The full value of the promissory note held in escrow, in the amount of $2,250,000, is reflected on the balance sheet at September 30, 2004 as $0 after giving effect to a reserve for bad debts in the full amount of the note and is reflected in loss on abandonment of acquisition during the period.

In April 2004, we entered into an agreement to acquire from Indian Hill Processing, LLC, the Indian Hill Processing Facility for $864,000, of which $464,000 was payable at closing with the balance accruing interest at 10% per annum and payable in monthly payment of $30,000 subject to acceleration in the event of receipt of funding to the pay the balance. Commencement of operation of the Indian Hill Processing Facility would require the purchase and installation of processing equipment at an estimated cost of $1,250,000.

On November  11,  2004,  we mutually  agreed  with  Indian  Hill  Processing  to
terminate  the  proposed   acquisition   and   installation   of  equipment  and
commencement of operation of the Indian Hill Processing Facility.

All  of  the   undertakings   described  above  resulted  in  our   experiencing
substantially higher operating expenses and reduced focus on sales during the nine months ended September 30, 2004 as compared to the same period in 2003.

In September 2004, Glenn Easterbrook was appointed interim Chief Executive Officer at a salary of $150,000 and was granted 100,000 stock options exercisable at $0.27 per share.

Following September 30, 2004, in conjunction with the termination of our prior Chairman and Chief Executive Officer and appointment of an interim Chief Financial Officer, we commenced a review of all aspects of our operations with the goal of accelerating and increasing sales and reducing overhead. Pursuant to those efforts, we laid off selected employees, undertook to reduce our executive office space leased through efforts to sublet a portion of the existing space and revised salary structures of our sales staff and other employees, among other cost control measures.

Effective October 1, 2004, we entered into a Settlement and Modification Agreement (the "Mine Amendment Agreement") with the Affiliated Mineral Entities and Hi-Tech. Pursuant to the terms of the Mine Amendment Agreement, each of the Affiliated Mineral Entities agreed to eliminate the fixed payment per pound obligation for Mineral extracted and mined from the properties controlled by those entities and, in lieu thereof, agreed to a payment equal to ten percent of the sales price of Mineral excavated and sold. Hi-Tech agreed to reduce its royalty payment with respect to Mineral excavated and sold from the properties controlled by the Affiliated Mineral Entities to five percent of the sales price of all Mineral sold. Additionally, each of the Affiliated Mineral Entities agreed to amend the minimum purchase requirements to eliminate any minimum purchase requirements through 2005 and, commencing in 2006, to require minimum purchases in an amount equal to the greatest amount purchased in any prior year. The Mine Amendment Agreement did not relieve the Company of any mineral payment obligations accrued as of the date of the Mine Amendment Agreement. As consideration for the reductions in the Mineral payments to Hi-Tech and the Affiliated Mineral Entities, we agreed to issue 5,000,000 shares of common stock on January 3, 2005 and an aggregate of 12,107,657 shares commencing in 2007 based on a formula taking into account a discount to the amount of Mineral payments foregone as a result of the amendment and the price of our common stock at each year end.

With the execution of the Mine Amendment, and the accompanying scaling of our cost of sales, we modified our pricing structure beginning in the fourth quarter of 2004 to lower our end sales price. Beginning in the fourth quarter of 2004, our restructured management and sales team is canvassing all of our key customers and sales channels to introduce our more flexible and lower pricing structure and to emphasize a commitment of the new sales team to servicing the customers.

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

      O     are the primary obligor in the arrangement
      O     have latitude in establishing price
      O     determine the product specifications, and
      O     significant changes to the product

The Company during the current period has taken back certain inventory, that was determined subsequently, based on current research and development, to be incorrect for customer usage. In order to maintain the customer relationships and to generate future sales with these same customers, management felt it was necessary to deviate from normal practices.

Cost of Materials - Cost of materials, which consists of mining, processing and transportation costs, is stated at cost. We incur all costs associated with the mining, processing and transportation of the Mineral from the time the Mineral is removed from the earth through all processing and warehousing. The mineral products are shipped FOB warehouse to customers. The actual acquisition cost of the Mineral is recorded as cost of goods sold and as a payable when the product is shipped, but is not due to be paid to the affiliates until after the sale proceeds are collected from our customers. Mineral inventory held for sale is, in fact, consigned raw mineral inventory owned by our affiliates that has been mined, processed and transported at our sole expense. The cost of the acquisition of the consigned raw mineral inventory is not recorded in the accompanying financial statements until we have sold the material to the customer. We had capitalized $1,080,010 of costs as September 30, 2004 associated with the consigned inventory, excluding the cost of acquisition of the Mineral. The amount of costs above that are associated with finished goods totaled $917,585 as of September 30, 2004. The remaining costs were associated with "in process" consigned inventory.

We evaluate our cost of material periodically to determine if there is any impairment in the value of such material costs. If an impairment is found to exist, we reduce the carrying amount of the cost of material to an amount determined to be market value. We review a number of factors in evaluating potential impairment of our cost of material including market prices and our ability to recover the cost of materials through the sale of Mineral. As of September 30, 2004, we determined that no impairment had occurred with respect to our cost of materials.

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

Based on our review of our long-lived assets, during the nine months ended September 30, 2004, we recorded no impairments of our long-lived assets.

Valuation of Accounts Receivable - We review all of our accounts receivable on a regular basis to determine the collectibility of each account based on age, response to collection efforts, and other factors. We establish a reserve for those accounts where collection seems doubtful. If a determination is made that the customer will definitely not pay, the amount is written off against the reserve.

Based on our review at September 30, 2004, the current reserve for uncollectible accounts receivable is adequate.

RESULTS OF OPERATIONS

The condensed consolidated financial statements of VitroTech as of September 30, 2004 include the accounts of the Company and its wholly-owned subsidiaries
VitroCo, VitroTech Delaware and VitroCo Processing Incorporated ("VitroCo Processing"). VitroTech Delaware was incorporated on September 10, 2003, and had only minimal operations to date. VitroCo Processing was incorporated in Nevada on March 22, 2004, and had no operations. All significant inter-company accounts and transactions have been eliminated in consolidation. The September 30, 2003 financial statements reflect the operating results of certain assets and operations of Hi-Tech Environmental Products, LLC which were acquired by VitroCo in contemplation of the Exchange.

Revenue. Revenue for the nine months ended September 30, 2004 was $89,872, a decrease of $3,385,700, or 97.4%, compared with $3,475,572 during the same period in the prior year. The reduction in revenues for the period was principally attributable to (1) the development and implementation of a revised sales and marketing strategy during the period, (2) a reduced focus on end-user sales to small and medium sized customers during the current period and (3) buy back of unused inventory $221,399 from distributors. For the quarter ended September 30, 2004, revenue was $(43,898) down $1,747,345 from the same quarter ended September 30, 2003 of $1,703,447 or 101.0%. The negative sales amount was due to a buy back of unused inventory of $94,446 that exceeded current period sales of $50,548.

The revised sales and marketing strategy developed during the past two quarters is designed to focus our efforts on three clearly defined channels, consisting of application specific sales, joint venture/strategic partnerships and acquisitions. Application specific sales entails identification of certain product applications and industries where we have developed a data base of proven performance enhancement and hiring a team of professionals with experience in the target industry to target potential customers operating in those target applications and industries. Joint venture/strategic partnership sales entails the establishment of joint venture or partnership relationships with key suppliers to the plastics industry, including resin manufacturers, masterbatchers and specialty compounders, to develop performance products in partnership with those suppliers wherein our product is added "up stream" of the end-users at the resin manufacturing stage, masterbatch production stage or compounding stage. Acquisitions entail identification and planned acquisition of companies operating within the plastics industry where we can gain customers, capabilities and distribution channels and enhance profitability by introduction of our products in the acquired businesses' operations. While the development and implementation of our revised sales and marketing strategy is expected to require more time and entail greater expense than maintaining our prior direct sales model, which transition was a substantial cause of our decline in sales for the quarter and nine month periods, we believe that our revised strategy will better position us to gain broad market acceptance, grow sustainable recurring sales and service customers.

The change in focus on sales reflected the investment of substantial time, money and resources by our sales and marketing team in development and ongoing implementation of the revised sales and marketing strategy and the devotion of substantial management and financial resources to completion of the Exchange, capital raising efforts and implementation of procedures and processes to facilitate functioning as a publicly held company and to facilitate anticipated growth.

With the restructuring of our management and sales team and restructuring of our Mineral payment obligations, following the end of the quarter, we canvassed key customers and distribution channels to introduce our new team and pricing structure and to emphasize our commitment to customer service. In canvassing customers and distribution channels we found recurring instances of failure to follow up with and service customers on the part of our prior team and resistance to purchase commitments based on pricing considerations. We believe those issues contributed substantially to our decline in sales during the 2004 period and expect that the noted revisions to our team and price structure will address those issues.

Cost of Sales and Gross Margins. Cost of goods sold totaled $185,119 during the nine months ended as compared to $1,562,975 during the same period in 2003, a decrease of $1,377,856 or 88.2%. Cost of goods sold during the current period include $71,723 of direct cost of mineral and $113,396 of processing and related costs. Cost of goods sold during the same period in 2003 included $760,278 of direct cost of mineral and $802,697 of processing and related costs. Cost of goods sold as a percentage of sales was 100.0% during the current period as compared to 44.9% in the 2003 period. The decline in cost of goods sold was attributable to the reduction in sales volume during the period. The increase in cost of goods sold as a percentage of sales was due to repurchase of material previously sold as well as partially attributable to the payment of a higher per pound price for mineral during 2004 compared to 2003. Under the terms of our mineral purchase agreements, we paid $0.75 per pound for mineral mined and sold during 2003. During 2004, we paid $0.875 per pound for mineral. Additionally, the reduced gross margin percentage in 2004 reflects a change in the product mix and the associated cost of manufacturing the product. As a result of this change in product focus, our target gross margin percentage is 67% in future periods. For the quarter ended September 30, 2004, Cost of goods sold was $72,325 as compared to $896,8621 for the same period ended September 30, 2003, a reduction of $824,496 or 91.9%, directly caused by the reduction in sales for the quarter.

The Company has experienced a decrease in sales, as discussed above, as well as a reduction in our gross margins from $1,912,597 in the 2003 period to $(95,247) during the nine months ended September 30, 2004. This decrease in gross margins was attributable to the buy back on inventory from distributors at the selling price, and subsequent write down of that inventory back to cost, combined with the increase in our per pound cost of materials.

With the execution of the Mine Amendment Agreement, effective October 1, 2004, our cost of Mineral is expected to be substantially reduced. Previously, we paid $0.875 per pound for Mineral and $1.00 per pound as a royalty payment. With the Mine Amendment Agreement, we pay 10% of the sales price of Mineral sold to the mine companies and 5% of the sales price of Mineral sold as a royalty.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") increased to $7,381,570 in the nine months ended September 30, 2004, compared with $4,043,656 in the prior year, an increase of $3,337,914 or 82.5%. The increase in SG&A is primarily attributable to costs associated with business development (consulting fees, sales staffing and travel), legal and accounting fees associated with the reverse merger, investor relations programs associated with becoming a public company and costs associated with implementation of our revised sales and marketing strategy, including investigation, due diligence and other costs associated with identification of acquisition candidates. Additionally during 2004, we began paying a royalty of $1.00 per pound of mineral sold and collected to Hi-Tech Environmental Products. Hi-Tech royalties totaled $42,740 during the nine months ended September 30, 2004. For the quarter ended September 30, 2004 SG&A was $2,255,585 as compared to $1,100,874 for the same period ended September 30, 2003, an increase of $1,154,711, or 104.9%. As noted above, effective October 1, 2004, the royalty payable to Hi-Tech will be 5% of the sales price of Mineral sold.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2004 was $161,903, compared with $335,662 for the same period in the prior year, a decrease of $173,759 or 51.8%. The higher R&D expense in the prior year reflected payments to universities for product research that has been completed. For the quarter ended September 30, 2004, R&D was $34,387 as compared to $75,997 for the same period ended September 30, 2003, a reduction of $41,610 or 54.8%

Interest Expense. Interest expense decreased $409,630, or 37.9% in the first nine months of 2004 compared to the same period in 2003. Notes payable, before giving effect to discounts, totaled $9,891,659 and $9,366,746 at September 30, 2004 and 2003, respectively. The decrease in interest expense reflects the decrease in the average balance of notes payable outstanding as a result of debt conversions to equity and assumption of notes for equity. For the quarter ended September 30, 2004, interest was $226,231 as compared to $274,097 for the same period ended September 30, 2003, a reduction of $47,866 or 17.4%

Loss on Abandonment of Acquisition. Loss on abandonment of acquisition of $2,396,236 was recorded in the quarter ended September 30, 2004. The loss relates to the abandoned acquisition of Gitto and the write down of a note from Gitto received for the issuance of 3,000,000 shares of stock ($2,250,000) and the write down of inventory ($146,236) held by Gitto.

Debt Issue Costs. Debt issue costs totaled $989,094 during the nine months ended September 30, 2004 as compared to $261,054 of debt issue costs during the same period in 2003. Debt issue costs consist of amounts paid in connection with the issuance of debt instruments and includes the value of shares and warrants issued as consideration for such financing. The increase in debt issuance costs for the current period was attributable to the issuance of convertible debt during the period that included attached shares of common stock or warrants.

FINANCIAL CONDITION

Liquidity and Capital Resources. At September 30, 2004, we had a cash balance of $221,030 and a working capital deficit of $10,067,000 as compared to a pro forma cash balance of $303,292 and a pro forma working capital deficit of $7,515,964 at December 31, 2003.

As discussed in the footnotes to the financial statements included herewith and in the financial statements included in our Form 8-K/A dated May 3, 2004 and Form 10-QSB for the quarters ended March 31, 2004 and June 30, 2004 our losses, negative cash flows from operations and negative working capital raise substantial doubt about our ability to continue as a going concern.

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

During the nine months ended September 30, 2004, we issued 5,333,332 shares in a private placement for $2,000,000, before fees of $8,194 and we issued 2,343,333 shares of common stock upon the exercise of warrants, for proceeds of $1,757,500.

During the nine months ended September 30, 2004, we issued an additional 126,672 shares of common stock as payment for services.

In June 2004, we were advanced $150,000 by a private party and, as part of the transaction, Jess Rae Booth, former CEO of the Company, transferred 300,000 shares of stock from his personal account as consideration. The note bears no interest and at September 30, 2004 was due and payable.

In August 2004, we issued a convertible note payable in the amount of $250,000, with an interest rate of 10% due August 12, 2005. As part of the consideration for the loan, we issued 25,000 shares of stock. The note is convertible into common stock, at the holder's option, at $0.25 per share.

In July 2004, we entered into a convertible debenture agreement for receipt of $300,000. As part of the transaction, we issued 525,000 shares to the note holder. The note calls for an interest rate of 8% per annum, with all interest and principal due October 12, 2004. The note is convertible into common stock, at the holder's option, at $1.50 per share subject to the right of the holder to convert at $0.10 per share if the note is in default. The note is presently due and payable. We are attempting to negotiate an extension of the maturity date of the note.

In July 2004, we entered into a convertible debenture agreement for receipt of $250,000. The note calls for an interest rate of 12% per annum, with all interest and principal due December 29, 2004. As part of the transaction, 100,000 shares of stock were issued. The note is convertible into common stock, at the holder's option, at the lower of $1.00 per share or the price of subsequent equity offerings.

In September 2004, we received a $70,000 convertible loan and, as part of the transaction, issued 1,400,000 warrants. The loan has no stated interest rate, matures on September 27, 2005 and is convertible into common stock at five cents per share. The warrants issued in conjunction with the loan are exercisable for a period of three years at five cents per share.

In September 2004, we entered into a letter agreement establishing a $3,000,000 convertible revolving line of credit facility (the "Credit Facility") and received an initial advance under the Credit Facility of $850,000. Amounts borrowed under the Credit Facility bear interest at 10% per annum and are repayable on September 29, 2005. Pursuant to the terms of the Credit Facility, we paid a commitment fee of $120,000, which amount was advanced by the Lender under the Credit Facility, and we issued 14,000,000 warrants exercisable over three years to purchase shares at $0.20 per share, representing a 30% discount to the weighted average market price of our common stock over the ten day period preceding the first draw under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company's assets. All amounts owing under the Credit Facility are convertible, at the lender's option, into shares of common stock at a price of $0.20 per share.

In order to support our operations and capital commitments through December 31, 2005, we estimate that we will require $3,000,000 from operating cash flow, infusions of additional equity or debt or other sources. Additionally, we will likely require substantial additional capital should we pursue the acquisition component of our revised sales and marketing strategy. We are continuing in our efforts to secure the necessary capital to support our operations. In order to facilitate our capital raising efforts we have engaged, and expect to engage in the future, investment banking firms and financial advisors to assist in the evaluation and financing of our operations and prospective acquisitions. We presently have no firm commitments from third parties to provide such financing and there can be no assurance that we will receive such financing. Should we be unable to secure needed financing, we may be unable to fully implement our planned operations and we may be required to curtail our operations in part or in whole.

In October 2004, the Company's board of directors approved the issuance of common stock in payment of accrued, and future, fees payable to directors, excluding out-of-pocket expenses. Shares are issuable based on the closing price of the Company's common stock on the date fees are earned. Accrued director fees at September 30, 2004 totaling $88,625 will be settled through the issuance of 228,281 shares of stock.

Subsequent to September 30, 2004, in October 2004, we issued 2,083,333 shares of common stock and 1,250,000 warrants to a single investor for $250,000. The warrants are exercisable for three years at a price of $0.25 per share.

In November 2004, the Credit Facility was amended and we received an additional advance under the Credit Facility of $250,000. In conjunction with that advance, we issued 2,000,000 shares of common stock to the lender.

In November 2004, the Credit Facility was amended and the Company received an additional advance under the Credit Facility of $500,000. Pursuant to the terms of that advance, the Company granted to an affiliate of the lender the right to put to the Company 7,666,666 shares of common stock for $3 million. The put option expires on the earlier of (1) 180 days from its creation or (2) receipt by the Company, from sources other than the lender and its affiliates, of not less than $2 million of financing, provided that at least $1 million of such financing is received within 45 days. In conjunction with that advance, the Company agreed to issue 15,000,000 shares of common stock to the lender should the lender's affiliate determine not to exercise, or should the lender's affiliate be unable to exercise, the put option.

The put option granted to the lender's affiliate pursuant to the November 2004 advance is subject to (1) the lender's providing additional financing under the Credit Facility to fund the full exercise price, and (2) delivery by the lender's affiliate of a legal opinion satisfactory to the Company and its counsel indicating that the exercise of the put does not violate the provisions of Nevada Revised Statutes 78.288. NRS 78.288 prohibits corporations from making distributions with respect to shares if the corporation's total liabilities exceed its assets or would exceed its assets as a result of the distribution. The Company has evaluated the classification of the put option under the provisions of SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 provides that certain financial instruments be classified as liabilities, including (1) manditorily redeemable shares, (2) certain free standing financial instruments that embody an obligation to repurchase the issuer's equity securities, and (3) certain financial instruments, or than shares, that embody a conditional obligation to be settled through the issuance of a variable number of equity securities. The Company has determined that the exercise of the put option would constitute a "distribution" for purposes of NRS 78.288. Further, the Company has determined that its liabilities exceeded its assets by more than $11 million at September 30, 2004 and, as a result thereof, exercise of the put option would violate the provisions of NRS 78.288. As the Company has determined that there is no reasonable likelihood that the put option could be exercised in compliance with NRS 78.288, the Company has determined that the put option does not require the recording of a liability under SFAS 150. The Company will evaluate the put option on each balance sheet date in accordance with SFAS 150 and, if it is determined that there is a reasonable likelihood that the put option could be exercised in compliance with Nevada law, will record a liability with respect to such put option.

Subsequent to September 30, 2004, we issued an additional 1,199,468 shares of common stock under our Consultant Share Plan in settlement of $211,857 owed to various service providers.

Notes Payable. At September 30, 2004, our notes payable totaled $8,521,659, of which $6,584,659 represented current maturities reflected in our working capital deficit. The notes payable balances shown are after giving effect to the value of certain shares and warrants issued in connection with certain debt issuances and the value of the beneficial conversion feature of certain convertible debt, which amounts, totaling $1,340,000, are reflected as a discount in determining the notes payable balances. $608,468 of those notes payable were in default at September 30, 2004. Additionally, at September 30, 2004, interest in the amount of approximately $405,000 was in arrears with respect to $7,924,659 of notes representing current maturities and approximately $99,000 of interest was in arrears with respect to non-current notes. Notes, in the amount of $1,937,000, mature December 31, 2005, but may be extended by the Company to December 31, 2006 provided that all interest accruing through December 31, 2005 is paid by November 30, 2005.

Capital Expenditures and Commitments. We periodically purchase equipment and related items to support operations. During the quarter ended September 30, 2004, we purchased $6,356 of equipment. At September 30, 2004, we had no capital expenditure commitments.

Operating Leases. At September 30, 2004, we, and our subsidiaries, were obligated under leases covering our executive offices, warehouses and other facilities. Such leases contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $293,882 in 2004.

Our existing sub-lease of warehouse space expires in January 2005. Rental payments under that lease are $6,909 per month. In November 2004, we entered into a lease agreement with Indian Hill Processing LLC to lease the Indian Hill Processing Facility for inventory warehousing commencing January 2005. The lease expires December 31, 2005 and provides for rental payments of $4,000 per month.

Contractual Obligations. Our only material contractual obligations requiring determinable future payments on our part are various notes payable and our leases relating to our executive offices and other facilities, each of which is described above.

OFF-BALANCE SHEET ARRANGEMENTS

We  had  no  off-balance  sheet   arrangements  or  guarantees  of  third  party
obligations at September 30, 2004.

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

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures had certain material weaknesses, described below, and were not effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

During the review of our third quarter 2004 financial statements, management and our independent registered public accounting firm identified and communicated to our audit committee certain matters relating to our internal controls and procedures that are considered material weaknesses. The weaknesses identified and communicated to the audit committee consisted of (i) lack of adequate staffing in the accounting and financial reporting functions to properly carry out those functions in a timely manner, (ii) inadequate procedures and policies to assure that information is communicated to accounting and financial reporting personnel in a timely and accurate manner, and (iii) weakness in the area of issue recognition in the selection and application of accounting principles and policies, in particular selection and application of accounting principles and policies relating to capital raising transactions. As a result of the identified weaknesses, we undertook additional efforts, in conjunction with our independent registered public accounting firm, to address the weaknesses identified and experienced delays in completing our financial statements for the third quarter of 2004. Our audit committee and accounting staff are taking steps to rectify the identified weaknesses and expect to hire additional accounting staff, evaluate and implement procedures and policies to assure the timely and accurate flow of information to the accounting staff and increase the emphasis on continuing education for our accounting personnel and reviewing accounting literature, all relating to the selection and application of accounting principles and, in particular, accounting for capital raising transactions. We believe these enhancements to our system of internal controls and our disclosure controls and procedures, when implemented, will be adequate to provide reasonable assurance that the control objectives will be met.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2004, VitroTech was named as a defendant in a Third Party Complaint filed by Rhe-Tech, Inc. in the U.S. District Court for the Eastern District of Michigan. The third party complaint arose out of a Complaint filed in March 2004 by MIC Specialty Chemicals, Inc. and Mitsubishi International Corporation against Rhe-Tech and other parties pursuant to which Mitsubushi is seeking to recover $450,000 in damages for Rhe-Tech's failure to make payment on a credit line extended by Mitsubishi to purchase certain products from VitroTech.

Rhe-Tech alleged in the Third Party Complaint that VitroTech and its distributor, Pivot Molloy, Inc., failed to honor an agreement to assist Rhe-Tech in obtaining customers to purchase products manufactured using Vitrolite. Rhe-Tech is seeking damages in the amount of any judgment awarded against it on behalf of Mitsubishi together with the costs Rhe-Tech incurred processing Vitrolite it purchased.

Rhe-Tech also filed a Counterclaim against Mitsubishi and Mitsubishi filed a Crossclaim against VitroTech and Pivot Molloy seeking indemnification for any liability Mitsubishi may have to Rhe-Tech on its Counterclaim.

VitroTech has filed an Answer generally denying the claims of Rhe-Tech's Third Party Complaint and Mitsubishi's Crossclaim. VitroTech believes the claims asserted by Rhe-Tech and Mitsubishi against VitroTech are without merit and intends to vigorously contest those claims.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, we issued a convertible note payable in the amount of $250,000, with an interest rate of 10% due August 12, 2005. As part of the consideration for the loan, we issued 25,000 shares of stock. The note is convertible into common stock, at the holder's option, at $0.25 per share.

In July 2004, we entered into a convertible debenture agreement for receipt of $300,000. As part of the transaction, we issued 525,000 shares to the note holder. The note calls for an interest rate of 8% per annum, with all interest and principal due October 12, 2004. The note is convertible into common stock, at the holder's option, at $1.50 per share subject to the right of the holder to convert at $0.10 per share if the note is in default. The note is presently due and payable. We are attempting to negotiate an extension of the maturity date of the note.

In July 2004, we entered into a convertible debenture agreement for receipt of $250,000. The note calls for an interest rate of 12% per annum, with all interest and principal due December 29, 2004. As part of the transaction, 100,000 shares of stock were issued. The note is convertible into common stock, at the holder's option, at the lower of $1.00 per share or the price of subsequent equity offerings.

In September 2004, we received a $70,000 convertible loan and, as part of the transaction, issued 1,400,000 warrants. The loan has no stated interest rate, matures on September 27, 2005 and is convertible into common stock at five cents per share. The warrants issued in conjunction with the loan are exercisable for a period of three years at five cents per share.

In September 2004, we entered into a letter agreement establishing a $3,000,000 convertible revolving line of credit facility (the "Credit Facility") and received an initial advance under the Credit Facility of $850,000. Amounts borrowed under the Credit Facility bear interest at 10% per annum and are repayable on September 29, 2004. Pursuant to the terms of the Credit Facility, we paid a commitment fee of $120,000, which amount was advanced by the Lender under the Credit Facility, and we issued 14,000,000 warrants exercisable over three years to purchase shares at $0.20 per share, representing a 30% discount to the weighted average market price of our common stock over the ten day period preceding the first draw under the Credit Facility. The Credit Facility is secured by a pledge of substantially all of the Company's assets. All amounts owing under the Credit Facility are convertible, at the lender's option, into shares of common stock at a price of $0.20 per share.

Subsequent to September 30, 2004, in October 2004, we issued 2,083,333 shares of common stock and 1,250,000 warrants to a single investor for $250,000. The warrants are exercisable for three years at a price of $0.25 per share.

In October 2004, we agreed to issue 100,000 shares of common stock to a single investor to extend the maturity of a $150,000 note from September 30, 2004 to December 31, 2004.

In November 2004, the Credit Facility was amended and we received an additional advance under the Credit Facility of $250,000. In conjunction with that advance, we issued 2,000,000 shares of common stock to the lender.

In November 2004, the Credit Facility was amended and we received an additional advance under the Credit Facility of $500,000. In conjunction with that advance, we agreed to issue 15,000,000 shares of common stock to the lender should the lender determine not to exercise, or should the lender be unable to exercise, certain contractual rights under the Credit Facility.

The issuance of all shares of our common stock, notes and warrants described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default on $608,428 of original principal on promissory notes issued pursuant to a September 1999 offering by Hi-Tech Environmental Products, which notes were assumed by the Company. These notes were due and payable on December 31, 2002. We are required to make ongoing interest payments under the same terms and conditions as the original notes. At September 30, 2004 interest in arrears on the notes totaled approximately $31,139.

At September 30, 2004, we also were delinquent with respect to interest owed on $9,253,231 of additional contingent interest notes. The total interest in arrears on those notes was approximately $473,572 at September 30, 2004.

ITEM 5.  OTHER INFORMATION

In connection with the appointment of Glenn Easterbrook as interim Chief Executive Officer in September 2004, the Company fixed Mr. Easterbrook's salary at $150,000 and granted to Mr. Easterbrook 100,000 stock options exercisable at $0.27 per share. The Company has no written employment agreement with Mr. Easterbrook.

ITEM 6.  EXHIBITS


      EXHIBIT NO.       DESCRIPTION
      ------------      --------------------------------------------------------
            10.1        Settlement and Modification Agreement, effective October
                        1, 2004, by and between VitroTech  Corporation,  VitroCo
                        Incorporated,   Hi-Tech  Environmental   Products,  LLC,
                        Enviro  Investment  Group, LLC, Red Rock Canyon Mineral,
                        LLC and Valley Springs Mineral LLC
            10.2        Letter   Agreement,   dated   September  29,  2004,  re:
                        revolving  line of  credit  facility  between  VitroTech
                        Corporation and 1568931 Ontario Ltd.
            10.3        Letter Agreement,  dated November 1, 2004, amending line
                        of credit facility with 1568931 Ontario Ltd.
            10.4        Letter Agreement, dated November 18, 2004, amending line
                        of credit facility with 1568931 Ontario Ltd.
            10.5        Employment Agreement,  dated July 26, 2004, with Michael
                        Handelman
            10.6        Form of Stock Option Agreement
            31.1        Section 302 Certification of CEO
            31.2        Section 302 Certification of CFO
            32.1        Section 906 Certification of CEO
            32.2        Section 906 Certificate of CFO



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 14, 2004                          VITROTECH CORPORATION

                                                 By: /s/ Glenn Easterbrook
                                                   -----------------------------
                                                   Glenn Easterbrook
                                                   President and CEO


                                                 By: /s/ Michael Handelman
                                                   -----------------------------
                                                   Michael D. Handelman
                                                   Chief Financial Officer